Form 10-Q
period 1995-09-30
UNITRONIX CORP
filed 1995-11-08
CIK 835270

                                      Form 10-Q

                         Securities and Exchange Commission
                                Washington,  DC 20549

      (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended               September 30, 1995
                                ---------------------------------------
OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE        SECURIT
IES EXCHANGE ACT OF 1934
For the transition period from                     to
                                ---------------------  -------------------
Commission file number                           0-17080
                       --------------------------------------------------
                                UNITRONIX CORPORATION
                         ----------------------------------
            (Exact name of registrant as specified in its charter)

         New Jersey                                    22-2086851
-------------------------------                    ------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                   One Newbury Street, Peabody, MA 01960
                   --------------------------------------
                   (Address of principal executive offices)
                                   (Zip Code)

                                (508) 535-3912
            -------------------------------------------------

            (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
(Former name, former address, former fiscal year, if changed since last report)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    -------      -------
            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X    No
   -------   -------

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      9,456,932 shares of common stock, no par value, as of November 6, 1995

                                UNITRONIX CORPORATION

                                        Index
                                        -----

Part I. Financial Information (Unaudited)                       Page Number
                                                                ------------
Item 1:

Balance Sheets-
      September 30, 1995, and June 30, 1995                     3

Statements of Income -
      Three Months Ended September 30, 1995 and 1994                   4

Statement of Changes in Stockholders'
      Deficit - Three Months Ended September 30, 1995                  5

Statements of Cash Flows
      Three Months Ended September 30, 1995 and 1994                   6

Notes to Financial Statements                                          7

Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition for the Three
Months Ended September 30, 1995                                        9

Part II.  Other Information                                            10

                                UNITRONIX CORPORATION
                           PART I-FINANCIAL INFORMATION


Item 1. Financial Statements
                                   BALANCE SHEETS


                                               September 30,          June 30,
                                ASSETS            1995                 1995(1)
                                                (Unaudited)         ---------
                                                -----------
CURRENT ASSETS
      Cash                                         $69,473             $44,450
      Accounts receivable, net               223,613            168,698
      Prepaid expenses and other current assets     50,791              46,481
                                                   -------             -------
            TOTAL CURRENT ASSETS                   343,877             259,629
                                                   -------             -------
PROPERTY, PLANT AND EQUIPMENT, net                 108,945             111,735
                                                   -------             -------
OTHER ASSETS
      Capitalized software develop. costs, net     149,525             189,924
      Other                                          5,980               7,653
                                                   -------             -------
            TOTAL OTHER ASSETS               155,505            197,577
                                                   -------             -------
TOTAL ASSETS                                      $608,327           $568,941
                                                   =======             =======
                         LIABILITIES AND STOCKHOLDERS DEFICIT
CURRENT LIABILITIES
      Notes payable - related party               $117,424           $117,424
      Notes payable                                  6,323               6,323
      Accounts payable                             146,677             135,989
      Accounts payable - related party              57,100              57,100
      Accrued expenses                             169,409             107,096
      Deferred revenue                             149,795             153,400
                                                   -------             -------
            TOTAL CURRENT LIABILITIES        646,728            577,332

      Note payable                            17,388             18,968
                                                   -------             -------
            TOTAL LIABILITIES                      664,116             596,300

STOCKHOLDERS' DEFICIT
      Common stock, no par value, 12,000,000
         shares authorized, 9,456,932 shares
         issued and outstanding           3,485,412           3,485,412
      Undesignated capital shares, 3,000,000         ---                 ---
         shares authorized, none outstanding
      Accumulated deficit                       (3,541,201)        (3,512,771)
                                                 ---------          ---------
            TOTAL STOCKHOLDERS' DEFICIT            (55,789)            (27,359
)
                                                    ------              ------
            TOTAL LIABILITIES AND
            STOCKHOLDERS' DEFICIT                 $608,327           $568,941
                                                   =======             =======
(1) Derived from audited financial statements

See notes to financial statements.
                                       Page 3

                                UNITRONIX CORPORATION

                                 STATEMENTS OF INCOME
                                      (Unaudited)



                                                           Three Months Ended


                                                              September 30,

                                                            1995         1994

                                                            ----         ----
REVENUES:
Computer systems and software licenses                    $252,697     $39,877
Services                                                   243,837     250,261


                                                           -------     -------
TOTAL REVENUES                                             496,534     290,138
                                                           -------     -------

COSTS AND EXPENSES:
      Cost of computer systems and software licenses   135,151   75,945
      Cost of services                                      94,270      68,117
      Product development costs                     184,440     115,403
      Selling expenses                                      62,474      49,727
      General and administrative expenses                   45,465      64,089
                                                           -------     -------
TOTAL COSTS AND EXPENSES                            521,800     373,281
                                                           -------     -------

LOSS FROM OPERATIONS                                       (25,266)    (83,143
)
INTEREST INCOME (EXPENSE), NET                       (3,190)     (3,647)
OTHER INCOME                                                    26
0
                                                           -------     -------
LOSS FROM OPERATIONS BEFORE
     INCOME TAXES                                          (28,430)    (86,790
)
                                                           -------     -------
PROVISION FOR INCOME TAXES                                       0
0
                                                           -------     -------
NET LOSS                                                  $(28,430)
$(86,790)

                                                           =======     =======
LOSS PER COMMON SHARE                                           $0
$(0.01)
                                                           =======     =======

Weighted Average Number of Common
     Shares Outstanding                                 9,456,932  9,456,932


See notes to financial statements.

                                UNITRONIX CORPORATION

                   STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                      (Unaudited)

                    For the Three Months Ended September 30, 1995



                                   Common Stock
                                   ------------
                              Shares                   Accumulated
Stockholders'
                              Issued         Amount       Deficit
Deficit
                              ------         ------       -------        -----
--
Balance, June 30, 1995      9,456,932   $3,485,412   $(3,512,771)   $(27,359)
Net Loss for the Period       ----         ----             (28,430)
(28,430)
                           ---------    ---------     ---------      ------
Balance, Sept. 30, 1995     9,456,932   $3,485,412   $(3,541,201)   $(55,789)
                            =========    =========     =========      ======


See notes to financial statements.

                                UNITRONIX CORPORATION

                                STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                              Three Months Ended September 30,
                                                    1995            1994
                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                     $(28,430)           $(86,79
0)
      Adjustments to reconcile net loss
            to net cash provided by
            operating activities
      Depreciation and amortization                  51,890
83,970

(Increase) decrease in:
      Accounts receivable                           (54,915)
171,728
      Prepaid expenses and other current assets      (4,310)
(1,751)
      Other assets                              1,673              1,520

Increase (decrease) in:
      Accounts payable                               10,688
14,586
      Accrued expenses                               62,313
(50,886)
      Deferred revenues                              (3,605)
(49,601)
Net cash provided by                                 ------             ------
-
    operating activities                       35,304             82,776
                                                     ------              -----
-
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                          (8,701)
(7,500)
      Purchases of capitalized software
            development costs                              0
(30,184)
                                                     ------              -----
-
Net cash used by investing activities          (8,701)           (37,684)
                                                     ------              -----
-
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on debt                             (1,580)
(1,581)
                                                     ------              -----
-
Net cash used by financing activities          (1,580)            (1,581)
                                                     ------              -----
-

Net increase in cash                                 25,023
43,511
    Cash at beginning of period                44,450             37,307
                                                     ------              -----
-
Cash at end of period                               $69,473
$80,818


See notes to financial statements.

                                UNITRONIX CORPORATION
                           NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)

Note 1 - Summary of Significant Accounting Policies

BASIS OF PRESENTATION:

All financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented, have been made. The result of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 Annual Report on Form 10-K.

SOFTWARE COSTS:

In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company capitalizes certain software costs after technological feasibility of the product has been established. For the three month period ended September 30, 1995, the Company did not capitalize any software development costs. For the three month period ended September 30, 1994, the Company capitalized $30,184 of software costs. Such costs are amortized on a straight-line basis over the estimated useful life of three years or the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. Amortization of these costs amounted to $40,399 and $66,525 for the three month periods ended September 30, 1995 and 1994, respectively, and is included in cost of computer systems and software licenses. Costs incurred prior to the establishment of technological feasibility are charged to product development costs.

2 - Related Party Transactions:

During fiscal 1994, the Company's principal shareholder loaned the Company $50,000 under a $400,000 line of credit agreement which bears interest at the time funds are loaned at the greater of either 10% or the bank's prime interest rate plus 2%. This note bears interest at the rate of 10% per annum. Interest expense on this note and prior borrowings amounted to $2,936 and $3,127 in the periods ended September 30, 1995 and 1994, respectively. From time to time the line of credit is used to post an irrevocable standby letter of credit with Digital Equipment Corporation for the purchase of computer hardware being resold to customers of the Company. The unused portion of the line of credit at September 30, 1995 is approximately $283,000. The principal shareholder has agreed to keep the entire line of credit available to the Company until September 1, 1996, the date upon which the line of credit may be renewed at the option of the principal shareholder.

During fiscal 1993 and 1992, the Company had a consulting and management agreement with a related entity controlled by its principal shareholder. The amount owed to this related entity was $57,100, at September 30, 1995 and is included in accounts payable in the accompanying financial statements.

Effective July 1, 1993 a new agreement became effective in which substantially all of the employees of the related entity became employees of the Company.
Under the new agreement, the Company charges the related entity for services it provides as well as fifteen percent of the Company's rent expense for space occupied by the related entity. As of September 30, 1995, approximately $34,200 is owed to the Company under the new agreement. This amount is included in prepaid expenses and other current assets in the Company's balance sheet.


3 - Supplemental Disclosure of Cash Flow Information:

Cash paid for interest and income taxes for the periods indicated were as follows:

                                      Quarter Ended September 30,
                                      ---------------------------
                                             1995         1994
                                             ----         ----
            Interest, net                    $424         $632
            Taxes                          3,842        1,324

                                UNITRONIX CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.



RESULTS OF OPERATIONS
---------------------

First Quarter Ended September 30, 1995, Compared to the First Quarter Ended
---------------------------------------------------------------------------
September 30, 1994
------------------
Total sales for the three month period ended September 30, 1995 increased by 71% from the like period in fiscal 1994. A decline of 26% in revenue from software maintenance was more than offset by increases of 534% in the sale of computer systems and software licenses and 300% in revenue from professional services. These increases were attributable to the sale of a large Digital computer system and several PRAXA license upgrades resulting from customer installations of Digital Alpha AXP computers. The sales mix included a sale of the PRAXA software to a new customer.

The 78% increase in the cost of computer systems and software licenses from the year ago period was due to lack of sales of computer systems in the 1994 period versus the sale of one system in 1995. Selling expenses increased by 26% from the 1994 period due to higher commission expenses incurred with the higher level of sales. The 38% increase in cost of services was due to an increase in the number of support line calls from new customers and those customers converting to Digital Alpha AXP computer systems. Product development costs increased by 60% as more internal and external resources were devoted to the development of PRAXA/OMS, the client-server enterprise resource planning system that is being developed by the Company. Management projects that PRAXA/OMS will be available to sell late in this fiscal year. General and administrative expenses declined by 29% from 1994 to 1995 because some administrative employees are devoting significant amounts of time to the PRAXA/OMS development project and those amounts of time are charged to the cost of product development.

Accounts receivable increased by 33% from June 30 to September 30, 1995, because of the sales noted above. The Company received payment for most of those sales in October. Both the age of the Company's accounts receivable as measured in number of days of sales outstanding and the Company's bad debt experience continue to be satisfactory.

Capitalized software development costs, net of amortization to date, decreased by approximately $40,000 from June 30 to September 30, 1995. This decrease is due to ongoing amortization of the capitalized development costs of prior releases of PRAXA. None of the development costs of the next release of PRAXA or of PRAXA/OMS were capitalized during the period since neither project has reached the point at which costs can be capitalized, as defined in Statement of Financial Accounting Standards No. 86.

The increase in accrued expenses of approximately $62,000 is attributable to accruals made for the development of a portion of PRAXA/OMS that is being performed by an outside firm, for which the Company has not been invoiced.

Financial Condition and Liquidity
---------------------------------
On September 30, 1995 the Company had a working capital deficit of $302,851 as compared to a deficit of $317,703 at June 30, 1995.

Management projects that capital from sources other than operations will be needed to fund the Company in fiscal 1996. A lending agreement exists between the Company and its principal shareholder that provides for a total of $400,000 in borrowing and posting of irrevocable letters of credit for securing equipment purchases. This agreement terminates on September 1, 1996, unless it is extended upon the request of the Company and the agreement of the lender. As of November 6, 1995, the Company had $117,424 of notes payable outstanding against this agreement. The principal shareholder intends to make an additional capital investment in the Company in order to facilitate the development of PRAXA/OMS. Management believes that with cash generated from its operations, the lines of credit and the intended additional capital investment, it will have sufficient cash to fund operations through fiscal 1996.

Management has not projected the realization of a significant amount of revenue from sales of PRAXA/OMS in fiscal 1996. There can be no assurance that the product will be developed, or if it is developed and released, that it will be accepted by the market.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

      None.

                                     Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 7, 1995                             Unitronix Corporation

                                                   By: Sean F. Abad
                                                       ------------
                                                       President

                                                   By: William C. Wimer

                                                       ----------------
                                                       Vice President,
Operations








































                                      Page 11
</TEST>