Form 10-Q/A
period 1995-09-30
UNITRONIX CORP
filed 1996-02-06
CIK 835270

Form 10-Q/A-1

			Securities and Exchange Commission
				Washington, DC 20549

	(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 1995
					-------------------------.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
	EXCHANGE ACT OF 1934
For transition period from -------------------- to --------------------.

Commission file number 	0-17080
				--------
				UNITRONIX CORPORATION
				----------------------
	(Exact name of registrant as specified in its charter)

	New Jersey							22-2086851
---------------------------				--------------------
(State or other jurisdiction of			  (I.R.S. Employer
incorporation or organization)			 Identification No.)

			 One Newbury Street, Peabody, MA 01960
			 ---------------------------------------
			(Address of principal executive offices)
					(Zip Code)

	   		   	(508) 535-3912
	   ---------------------------------------------------
	   (Registrant's telephone number, including area code)

-----------------------------------------------------------------------
(Former name, former address, former fiscal year, if changed since last report)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	  X	 	 No
	-----		-----

		APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
		  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes 	  X		  No
	-----		-----

			APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  9,456,932 shares of common stock, no par value, as of November 1, 1995





Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits

   Exhibit 27. Financial Data Schedule

B. Reports on Form 8-K

   The Company did not file any reports on Form 8-K during this quarter.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


							Unitronix Corporation
Date: February 6, 1996
							By: Sean F. Abad
							    ------------------
							    President


							By: William C. Wimer
							    ------------------
							    Vice President, Operations