Form 10-Q
period 1995-12-31
UNITRONIX CORP
filed 1996-02-14
CIK 835270

Form 10-Q

                 			Securities and Exchange Commission
			                       	Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1995
                           					-------------------------.

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

			APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,456,932 shares of common stock, no par value, as of February 13, 1996

                     				UNITRONIX CORPORATION

                           					INDEX
				                          	------
									                                          	Page Number
								                                          		------------
Part I. Financial Information (Unaudited)

Item 1:

Balance Sheets-
		December 31, 1995 and June 30, 1995                     3


Statements of Income -
		Three Months Ended December 31, 1995 and 1994           4
		and Six Months Ended December 31, 1995 and 1994

Statement of Changes in Stockholders'
		Equity - Six Months Ended December 31, 1995             5

Statements of Cash Flows -
		Six Months Ended December 31, 1995 and 1994             6

Notes to Financial Statements                             7


Item 2:

Management's Discussion and Analysis of Results of        9
Operations and Financial Condition for the Three Months
Ended   December 31, 1995 and the Six Months Ended
December 31, 1995




Part II.        Other Information                         10                 10

			                      	UNITRONIX CORPORATION
			                   PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      				  BALANCE SHEETS
						                                          	December 31,    June 30,
							                                            1995          1995 (1)
						                                          	(Unaudited)
						                                          	-----------     ----------
                                                 C>
					ASSETS
CURRENT ASSETS
	Cash                                            $23,342         $44,450
	Accounts receivable, net                        139,679         168,698
	Prepaid expenses and other
	  current assets                                 34,656          46,481
						                                         ---------       ---------
	TOTAL CURRENT ASSETS                            197,677         259,629
						                                         ---------       ---------
PROPERTY, PLANT AND EQUIPMENT, NET               109,542         111,735
						                                        ----------       ---------
OTHER ASSETS
	Capitalized software development
	  costs, net                                    109,126         189,924
	Other                                             5,578           7,653
						                                        ----------         -------
	TOTAL OTHER ASSETS                              114,704         197,577
					                                        		---------         -------
TOTAL ASSETS                                    $421,923        $568,941
						                                        	=========        ========

	                		LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
	Notes payable - related party                  $152,424        $117,424
	Notes payable                                     6,323           6,323
	Accounts payable                                131,341         135,989
	Accounts payable - related party                 57,100          57,100
	Accrued expenses                                256,774         107,096
	Deferred revenue                                119,369         153,400
						                                          --------         -------
	TOTAL CURRENT LIABILITIES                       723,331         577,332
	NOTE PAYABLE                                     15,807          18,968
						                                          --------        --------
TOTAL LIABILITIES                                739,138         596,300
						                                          ========        ========
STOCKHOLDERS' DEFICIT
	Common stock, no par value,
	  12,000,000 shares authorized,
	  9,456,932 shares issued and
	  outstanding                                 3,485,412       3,485,412
	Undesignated capital shares,
	  3,000,000 shares authorized,
	  none outstanding                               ----            ----
	Accumulated deficit                          (3,802,626)     (3,512,771)
						                                         ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                      (317,214)        (27,359)
						                                         ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                        $421,924        $568,941
						                                         =========        ========

(1) Derived from audited financial statements.
   See notes to financial statements.

			                     	UNITRONIX CORPORATION

	                     			 STATEMENTS OF INCOME
				                          	(Unaudited)


				                                  	Three Months Ended      Six Months Ended
					                                     December 31,            December 31,
				                                  	1995        1994        1995         1994
                           				       ------      ------      ------       ------
REVENUES:
     Computer systems and
	 software licenses                   $25,995     $231,644    $278,692     $271,521
     Services                         208,164      219,998     452,001      470,259
				                                  -------     --------    --------     --------
TOTAL REVENUES                        234,159      451,642     730,693      741,780
				                                  -------     --------     -------     --------
COSTS AND EXPENSES:
     Cost of computer
	 systems & software
	 licenses                             43,625      125,463     178,776      201,408
     Cost of services                  93,920       70,596     188,190      138,713
     Product development
	      costs                          238,977      103,923     423,417      219,326
     Selling expenses                  64,200       41,530     126,674       91,257
     General and administrative
	      expense                         51,544       83,553      97,009      147,642
				                                  -------     --------    --------     --------
TOTAL COSTS AND EXPENSES:             492,266      425,065   1,014,066      798,346
				                                  -------     --------    --------     --------

PROFIT(LOSS) FROM OPERATIONS         (258,107)      26,577    (283,373)     (56,566)
INTEREST INCOME (EXPENSE),NET          (3,318)      (3,434)     (6,508)      (7,081)
OTHER INCOME (EXPENSE)                      0         (385)         26         (385)
                            				      -------     --------    --------     --------
INCOME (LOSS) BEFORE
   INCOME TAXES                      (261,425)      22,758    (289,855)     (64,032)
				                                  -------     --------    --------     --------
PROVISION FOR INCOME TAX                    0            0           0            0
				                                  -------     --------    --------     --------
NET INCOME (LOSS)                   $(261,425)     $22,758   $(289,855)    $(64,032)
				                                 ========     ========    ========      ========
PROFIT (LOSS) PER COMMON
   SHARE                               $(0.03)       $0.00      $(0.03)      $(0.01)
				                                  =======    ========     ========     ========
Weighted average number
   of common shares out-
   standing                          9,456,932   9,456,932    9,456,932    9,456,932




See notes to financial statements.


                        				UNITRONIX CORPORATION

                		STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
				                             (Unaudited)

           	     For the Six Month Period Ended December 31, 1995

                         				   Common Stock
			                          	Shares                Accumulated  Stockholders'
			                          	Issued      Amount      Deficit      Equity
                          				------      ------      -------      ------


Balance, June 30,1995        9,456,932   $3,485,412   $(3,512,771)   $(27,359)

Net Loss for the Period         ----         ----        (289,855)   (289,855)

			      --------     --------      ---------   ---------
Balance,
December 31, 1995            9,456,932   $3,485,412    $(3,802,626)  $(317,214)
			     =========   ==========    ============  =========










See notes to financial statements.

                      				UNITRONIX CORPORATION

                 			     STATEMENTS OF CASH FLOWS
				                           (Unaudited)

						                                                      Six Months Ended December 31,
						                                                      -----------------------------
								                                                          1995          1994
                                                        								--------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $(289,855)    $( 64,032)

Adjustments to reconcile net loss to
  net cash provided by operating
  activities
	Depreciation and amortization                                    105,929       166,399

(Increase) decrease in:
	Accounts receivable                                               29,019         5,132
	Prepaid expenses and other current
	   assets                                                         11,825         1,007
	Other assets                                                       2,075        (8,157)


Increase (Decrease) in:
	Accounts payable                                                  (4,648)       44,460
	Accrued expenses                                                 149,678       (39,356)
	Deferred revenues                                                (34,031)      (16,972)

							                                                         	---------      --------
Net cash provided (used) by operating
   activities                                                     (30,008)       88,481
                                                         								---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
	Purchase of Equipment                                            (22,939)       (1,278)
	Purchase of capitalized  software
	   development costs                                                   0       (30,184)
							                                                          ---------      --------

Net cash used by investing activities                             (22,939)      (31,462)
							                                                          	--------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
	Proceeds from debt.                                               35,000             0
	Payments on debt.                                                 (3,161)       (3,154)

                                                         								 --------      --------
Net cash provided (used) by financing
   actvities                                                       31,839        (3,154)
								                                                          --------      --------

Net increase (decrease) in cas h                                  (21,108)       53,865
Cash at beginning of period                                        44,450        37,307
							                                                          	--------      --------

Cash at end of period                                             $23,342       $91,172
						                                                         		=========     =========

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

SOFTWARE COSTS:

In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company capitalizes certain software costs after technological feasibility of the product has been established. For the six month period ended December 31, 1995, the Company did not capitalize any software development costs. For the six month period ended December 31, 1994, the Company capitalized $30,184 of software costs. Such costs are amortized on a straight-line basis over the estimated useful life of three years or the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. Amortization of these costs amounted to $80,798 and $133,050 for the six month periods ended December 31, 1995 and 1994, respectively, and is included in cost of computer systems and software licenses. Costs incurred prior to the establishment of technological feasibility are charged to product development costs.

2 - Related Party Transactions:

During the three month period ended December 31, 1995, the Company's principal shareholder loaned the Company $35,000 under a $400,000 line of credit agreement which bears interest at the time funds are loaned at the greater of either 10% or the bank's prime interest rate plus 2%. This note bears interest at the rate of 10% per annum. Interest expense on this note and prior borrowings amounted to $2,974 and $2,936 in the three month periods ended December 31, 1995 and 1994, respectively. From time to time the line of credit is used to post an irrevocable standby letter of credit with Digital Equipment Corporation for the purchase of computer hardware being resold to customers of the Company. The unused portion of the line of credit at December 31, 1995 is approximately $248,000. The principal shareholder has agreed to keep the entire line of credit available to the Company until September 1, 1996, the date upon which the line of credit may be renewed at the option of the principal shareholder.

During fiscal 1993 and 1992, the Company had a consulting management agreement with a related entity controlled by its principal shareholder. The amount owed to this related entity was $57,100, at December 31, 1995 and is included in accounts payable in the accompanying financial statements.

Effective July 1, 1993 a new agreement became effective in which substantially all of the employees of the related entity became employees of the Company. Under the new agreement, the Company charges the related entity for services it provides as well as fifteen percent of the company's rent expense for space occupied by the related entity. As of December 31, 1995, approximately $37,500 is owed to the Company under the new agreement. This amount is included in accounts receivable in the Company's balance sheet.


3 - Supplemental Disclosures of Cash Flow Information:

Cash paid for interest and income taxes for the periods indicated were as follows:


			                     	Three Months Ended        Six Months Ended
				                        December 31,              December 31,
	                      			----------------         ------------------

				                       1995       1994           1995        1994
                     				--------   --------       --------    --------


	Interest, net            $1,016       $498         $2,055      $1,090

	Taxes                         0          0              0       1,324

				UNITRONIX CORPORATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
	  OPERATIONS AND FINANCIAL CONDITION

	The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.



RESULTS OF OPERATIONS
---------------------

During the past six months the Company continued to sell computer equipment, consulting and software support services, and additional PRAXA modules to existing customers. One new customer was acquired during the period.

The programming specifications for the next release of PRAXA are currently being prepared. This release will contain the code to accommodate dates into the twenty-first century. It will also contain numerous enhancements that have been requested by users, that will be useful to much of the user base. A shipping date has not yet been determined for the new release.

During the period, the Company continued to devote most of its product development resources to the project to create a completely new manufacturing resource planning product. Currently called PRAXA/OMS, the product is being developed as a client/server system with a graphical user interface and a relational data base. It will be capable of operating on the computer equipment from several manufacturers that utilize versions of the UNIX operating system. Two software developers were added to the staff during the period to work on this project.
Also, the Company outsourced the coding of several major portions of the system to a national software consulting firm.

Second Quarter Ended December 31, 1995, Compared to the Second Quarter
----------------------------------------------------------------------
Ended December 31, 1994
-----------------------

Revenues for the three month period ended December 31, 1995 decreased by 48% from the like period in 1994. Sales of computer systems and software licenses declined by 89%, while the sales of services declined by 5%. Services include software maintenance and support, consulting, training and custom programming.

The cost of computer systems and software licenses decreased by 65% from 1994 to 1995 since there were no computer systems in the 1995 sales mix. The cost of computer systems and software licenses exceeded the revenue from these items because of the amortization of software development costs that were capitalized in prior years. The amortization expense is a fixed monthly amount regardless of the amount of software sold during the period.

The cost of services increased by 33% from 1994 to 1995 because the sale of services in 1995 included a greater amount of consulting and training than in the prior year. Product development costs increased by 130% due to the addition of development personnel and the charges connected with the software consulting firm for their work on the development of PRAXA/OMS. Total costs and expenses, excluding the cost of computer systems and software licenses, increased by $149,000 or 50% from 1994 to 1995. $135,000 of this increase was due to increased expenditures for the development of PRAXA/OMS. Management anticipates that the level of expenses associated with the development of PRAXA/OMS will remain at or above the level experienced during the quarter ended December 31, 1995, for the remainder of the current fiscal year.

The Company experienced a net loss of $261,425 in the quarter ended December 31, 1995, as compared with net income of $22,758 in the like quarter of 1994. This difference was due to lower sales and higher expenses in the 1995 quarter.


Six Months Ended December 31, 1995 Compared to Six Months Ended December
------------------------------------------------------------------------
31, 1994
--------

Sales for the six month period ended December 31, 1995, declined by 1% from the like period in 1994. Sales of computer systems and software licenses increased by 3% while revenue from services decreased by 4% from year to year.

Total costs and expenses increased by approximately $216,000 from the six month period ended December 31, 1994 to the like period in 1995. $204,000 of the increase was attributable to higher product development costs. Most of the increased loss that the Company experienced in the 1995 period was due to increased product development expenses.

Total assets declined by 26% during the six month period ended December 31, 1995. The ongoing amortization of software development costs that were capitalized in prior years accounted for $80,000 of the decrease in value of total assets. All of the development costs incurred to date for PRAXA/OMS have been charged to current expenses, in accordance with Statement of Financial Accounting Standards No. 86.

Total liabilities increased by 24% during the six month period, mostly due to increased borrowings and accruals for work in progress by the software consulting firm. Stockholders equity declined approximately $290,000 during the period.

Financial Condition and Liquidity
---------------------------------

On December 31, 1995, the Company had a working capital deficit of $525,654 as compared to a deficit of $317,703 at June 30, 1995. The unused portion of the $400,000 line of credit that was granted to the Company by its principal shareholder was $217,576 at February 1, 1996.


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


                                         							Unitronix Corporation
Date: February 13, 1996
						                                         	By: Sean F. Abad
							                                             ------------------
							                                             President


                                         							By: William C. Wimer
							                                             ------------------
							                                             Vice President, Operations