Form 10-Q
UNITRONIX CORP
filed 1996-05-20
CIK 835270

Form 10-Q
		     Securities and Exchange Commission
			    Washington, DC 20549

QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996
				  -----------------.

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

	       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,456,932 shares of common stock, no par value, as of May 10, 1996

			       UNITRONIX CORPORATION

				       INDEX
				      -------
							     Page Number
							     -----------
Part I. Financial Information (Unaudited)

Item 1:

Balance Sheets-
	  March 31, 1996 and June 30, 1995                        3


Statements of Income -
	  Three Months Ended March 31, 1996 and 1995              4
	  and Nine Months Ended March 31, 1996 and 1995

Statement of Changes in Stockholders' Equity -
	  Nine Months Ended March 31, 1996                        5

Statements of Cash Flows -
	  Nine Months Ended March 31, 1996 and 1995               6

Notes to Financial Statements                                     7


Item 2:

Management's Discussion and Analysis of Results of                9
Operations and Financial Condition for the Three Months
Ended March 31, 1996 and the Nine Months Ended
March 31, 1996




Part II.        Other Information                                10

			      UNITRONIX CORPORATION
			  PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
				 BALANCE SHEETS
						     March 31,       June 30,
						       1996          1995 (1)
						    (Unaudited)
						    -----------      --------
				      ASSETS
CURRENT ASSETS
      Cash                                             $7,106         $44,450
      Accounts receivable, net                        153,862         168,698
      Prepaid expenses and other
	current assets                                 27,013          46,481
						    ---------       ---------
      TOTAL CURRENT ASSETS                            187,981         259,629
						    ---------       ---------
PROPERTY, PLANT AND EQUIPMENT, NET                    100,956         111,735
						   ----------       ---------
OTHER ASSETS
      Capitalized software development
	costs, net                                     68,727         189,924
      Other                                             5,202           7,653
						   ----------         -------
      TOTAL OTHER ASSETS                               73,929         197,577
						    ---------         -------
TOTAL ASSETS                                         $362,866        $568,941
						    =========        ========

			LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Notes payable - related party                  $267,424        $117,424
      Notes payable                                     6,323           6,323
      Accounts payable                                217,645         135,989
      Accounts payable - related party                 57,100          57,100
      Accrued expenses                                227,021         107,096
      Deferred revenue                                 85,335         153,400
						     --------         -------
      TOTAL CURRENT LIABILITIES                       860,848         577,332
      NOTE PAYABLE                                     14,226          18,968
						     --------        --------
TOTAL LIABILITIES                                     875,074         596,300
						     ========        ========
STOCKHOLDERS' DEFICIT
      Common stock, no par value,
	12,000,000 shares authorized,
	9,456,932 shares issued and
	outstanding                                 3,485,412       3,485,412
      Undesignated capital shares,
	3,000,000 shares authorized,
	none outstanding                               ----            ----
      Accumulated deficit                          (3,997,619)     (3,512,771)
						    ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT                          (512,207)        (27,359)
						    ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                            $362,866        $568,941
						    =========        ========

(1) Derived from audited financial statements.
    See notes to financial statements.

				UNITRONIX CORPORATION

				 STATEMENTS OF INCOME
				      (Unaudited)

				    Three Months Ended      Nine Months Ended
					 March 31,               March 31,
				      1996       1995        1996        1995
				     ------     ------      ------      ------
REVENUES:
     Computer systems and
       software licenses           $158,093     $64,244    $436,785    $335,765
     Services                       200,906     278,767     652,907     749,026
				    -------     -------     -------     -------
TOTAL REVENUES                      358,999     343,011   1,089,692   1,084,791
				    -------     -------     -------     -------
COSTS AND EXPENSES:
     Cost of computer systems
       and software licenses        113,333     105,487     292,109     306,895
     Cost of services                81,501      63,280     269,691     208,868
     Product development costs      218,692     122,521     642,109     333,972
     Selling expenses                58,039      47,557     184,713     138,814
     General and administrative
       expense                       75,057      67,921     172,066     215,563
				    -------     -------     -------     -------
TOTAL COSTS AND EXPENSES:           546,622     406,766   1,560,688   1,204,112
				    -------     -------     -------     -------

LOSS FROM OPERATIONS               (187,623)    (63,755)   (470,996)   (119,321)
INTEREST INCOME (EXPENSE),NET        (5,236)     (3,039)    (11,744)    (10,120)
OTHER INCOME (EXPENSE),NET           (2,134)       (709)     (2,108)     (1,094)
				    -------      -------    -------      ------
LOSS BEFORE INCOME TAXES           (194,993)    (67,503)   (484,848)   (130,535)
				    -------     -------     -------      ------
PROVISION FOR INCOME TAXES                0           0           0            0
				    -------     -------     -------      ------
NET INCOME LOSS                   $(194,993)   $(67,503)  $(484,848)  $(130,535)
				    =======     =======     =======      ======
LOSS PER COMMON SHARE                $(0.02)     $(0.01)     $(0.05)     $(0.01)
				    =======     =======     =======      ======

Weighted average number of common
   shares outstanding             9,456,932   9,456,932   9,456,932   9,456,932




See notes to financial statements.

			       UNITRONIX CORPORATION

		    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
				    (Unaudited)

		    For the Nine Month Period Ended March 31, 1996

				   Common Stock
				Shares                Accumulated  Stockholders'
				Issued      Amount      Deficit       Equity
				------      ------      -------       ------
Balance, June 30,1995           9,456,932  $3,485,412  $(3,512,771)  $(27,359)

Net Loss for the Period           ----         ----       (484,848)  (484,848)

				 --------    --------     ---------   --------
Balance,
March 31, 1996                  9,456,932  $3,485,412  $(3,997,619) $(512,207)
				=========   =========   ===========  =========










See notes to financial statements.

			       UNITRONIX CORPORATION

			      STATEMENTS OF CASH FLOWS
				    (Unaudited)

						  Nine Months Ended March 31,
						 -----------------------------
							 1996            1995
						       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                             $(484,848)       $(130,535)

Adjustments to reconcile net loss to
  net cash provided by operating
  activities
      Depreciation and amortization                    160,423          250,370

(Increase) decrease in:
      Accounts receivable                               14,836           79,964
      Prepaid expenses and other current
	 assets                                         19,468          (10,283)
      Other assets                                       2,451           (2,351)

Increase (Decrease) in:
      Accounts payable                                  81,656           23,265
      Accrued expenses                                 119,925          (53,248)
      Deferred revenues                                (68,065)        (101,911)
						       -------          -------
Net cash provided (used) by operating
   activities                                         (154,154)          55,271
						       -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sale (Purchase) of Equipment, net                (28,448)          (3,300)
      Purchase of capitalized  software
	 development costs                                   0          (30,184)
						       -------          -------

Net cash used by investing activities                  (28,448)         (33,484)
						       -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from debt.                              150,000                0
      Payments on debt.                                 (4,742)          (5,269)
						       -------          -------
Net cash provided (used) by financing
   activities                                          145,258           (5,269)
						       -------          -------
Net increase (decrease) in cash                        (37,344)          16,518
Cash at beginning of period                             44,450           37,307
						       -------          -------
Cash at end of period                                   $7,106          $53,825
						       =======          =======


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

SOFTWARE COSTS:

In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company capitalizes certain software costs after technological feasibility of the product has been established. For the nine month period ended March 31, 1996, the Company did not capitalize any software development costs. For the nine month period ended March 31, 1995, the Company capitalized $30,184 of software costs. Such costs are amortized on a straight-line basis over the estimated useful life of three years or the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. Amortization of these costs amounted to $121,197 and $199,575 for the nine month periods ended March 31, 1996 and 1995, respectively, and is included in cost of computer systems and software licenses. Costs incurred prior to the establishment of technological feasibility are charged to product development costs.

2 - Related Party Transactions:

During the nine month period ended March 31, 1996, the Company's principal shareholder loaned the Company $150,000 under a $400,000 line of credit agreement which bears interest at the time funds are loaned at the greater of either 10% or the bank's prime interest rate plus 2%.
These notes bear interest at the rate of 10% per annum. Interest expense on these notes and prior borrowings amounted to $4,859 in the three month period ended March 31, 1996. From time to time the line of credit is used to post an irrevocable standby letter of credit with Digital Equipment Corporation for the purchase of computer hardware being resold to customers of the Company. The unused portion of the line of credit at May 1, 1996 is approximately $86,500. The principal shareholder has agreed to keep the entire line of credit available to the Company until September 1, 1996, the date upon which the line of credit may be renewed at the option of the principal shareholder.

During fiscal 1993 and 1992, the Company had a consulting management agreement with a related entity controlled by its principal shareholder. The amount owed to this related entity was $57,100, at March 31, 1996 and is included in accounts payable-related party in the accompanying financial statements.

Effective July 1, 1993 a new agreement became effective in which substantially all of the employees of the related entity became employees of the Company. Under the new agreement, the Company charges the related entity for services it provides as well as fifteen percent of the company's rent expense for space occupied by the related entity. As of March 31, 1996, approximately $41,100 is owed to the Company under the new agreement. This amount is included in accounts receivable in the Company's balance sheet.


3 - Supplemental Disclosures of Cash Flow Information:

Cash paid for interest and income taxes for the periods indicated were as follows:


			       Three Months Ended        Nine Months Ended
				   March 31,                  March 31,
				----------------          ----------------
				1996        1995          1996        1995
			      --------    --------      --------    --------

      Interest, net              $377       $469         $2,432      $1,559

      Taxes                         0          0          3,842       1,324

			      UNITRONIX CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
	OPERATIONS AND FINANCIAL CONDITION

     The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompany-ing financial statements, including the notes thereto.


RESULTS OF OPERATIONS
---------------------

During the past nine months the Company continued to sell computer equipment, consulting and software support services, and additional PRAXA software modules to existing customers. One new PRAXA customer was added during the period.

The programming specifications for the next release of PRAXA are currently being prepared, and some of the computer code has been written. This release will contain the software needed to accommodate dates into the twenty-first century It will also contain numerous enhancements that have been requested by users that will be useful to much of the user base. A shipping date has not yet been determined for the new release.

During the period, the Company continued to devote most of its product development resources to the project to create a completely new manufacturing resource planning product. Currently called PRAXA/OMS, the product is being developed as a client/server system with a graphical user interface and a relational data base. It will be capable of operating on the computer equipment from several manufacturers that utilize versions of the UNIX operating system. Three employees were added to the software development staff during the period to work on this project. The Company is continuing to outsource the coding of major portions of the system to a software consulting firm.

Third Quarter Ended March 31, 1996, Compared to the Third Quarter
-----------------------------------------------------------------
Ended March 31, 1995
--------------------

Sales for the three month period ended March 31, 1996, increased by 5% from the like period in 1995. The $94,000 increase in revenues from computer systems and software licenses was due to several sales of system upgrades to existing PRAXA customers. Service revenues declined by 28% from the quarter ended March 31, 1995 to the same quarter in 1996. All of this decline is attributable to decreased revenues derived from software support.

Higher costs of computer equipment purchased for resale in the quarter ended March 31, 1996, as compared to the same quarter in 1995 were mostly offset by lower software amortization expenses of $26,000. Cost of services increased by $18,000 from the 1995 quarter to 1996 due to a larger amount of consulting and training activity. The 78% increase in product development costs reflects the additional staffing and the outsourcing expenses incurred to develop PRAXA/OMS Total expenses incurred for PRAXA/OMS development during the quarter were $193,846. Management anticipates that the level of expenses associated with the development of PRAXA/OMS will remain at or above the level realized during the quarter ended March 31, 1996, for the remainder of the fiscal year

The Company experienced a net loss of $194,993 in the quarter ended March 31, 1996, as compared with a loss of $67,503 in the like quarter of 1995. The larger loss is totally attributable to higher expenses in the 1996 quarter.

Nine Months Ended March 31, 1996 Compared to Nine Months Ended March
--------------------------------------------------------------------
31, 1995
--------

Sales for the nine month period ended March 31, 1996, were approximately $5,000 higher than for the like period in 1995. Revenues from computer systems and software licenses increased by 30% while service revenues declined by 13%. The decline in service revenues is due to decreased revenues from software support which were partially offset by increased training and consulting revenues.

Total costs and expenses increased by $356,000 from the nine month period ended March 31, 1995 to the like period in 1996. $308,000 of the increase was due to higher product development expenses. The increase in product development expenses also accounts for most of the increased loss from 1995 to 1996.

Current assets declined 28% during the nine months ended March 31, 1996; total assets declined by $206,000 during the same period. $121,000 of the decline in total assets was due to amortization of software development costs that were capitalized in prior years. All of the development costs incurred to date for PRAXA/OMS have been charged to current expenses, in accordance with Statement of Financial Accounting Standards No. 86.

Total liabilities increased by $279,000 during the period, primarily due to increases in accounts payable, accrued expenses and notes payable. Stockholders equity declined by approximately $485,000 during the period.

Financial Condition and Liquidity
---------------------------------

On March 31, 1996, the Company had a working capital deficit of $672,867 as compared to a deficit of $317,703 at June 30, 1995. The unused portion of the $400,000 line of credit that was granted to the Company by its principal shareholder was approximately $86,500 at May 1, 1996.


Part II-Other Information

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

    Exhibit 27. Financial Data Schedule

B. Reports on Form 8-K

    The Company did not file any reports on Form 8-K during this quarter.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				       Unitronix Corporation
Date: May 10, 1996
				       By: /s/Sean F. Abad
					   ---------------
					   Sean F. Abad
					   President

				       By: /s/William C. Wimer
					   -------------------
					   William C. Wimer
					   Vice President, Operations