Form 10-K
period 1996-06-30
UNITRONIX CORP
filed 1996-10-15
CIK 835270

Form 10-K
		    Securities and Exchange Commission
			 Washington, DC 20549

ANNUAL REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended      June 30, 1996
			     -----------------

		   Commission file number  0-17080

			   UNITRONIX CORPORATION
			   ----------------------
	      (Exact name of registrant as specified in its charter)

      New Jersey                                     22-2086851
---------------------------                     --------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

  One Newbury Street, Peabody, MA                        01960
 -----------------------------------------------------------------
  (Address of principal executive offices)             (Zip Code)

	  (Registrant's telephone number, including area code)
				(508) 535-3912
				---------------

Securities registered pursuant to Section 12(b) of the Act: None
							    ----
Securities registered pursuant to Section 12(g) of the Act:

			   Common Stock, no par value
			   --------------------------
				(Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

Based upon the last sale price of the stock on August 30, 1996, of $0.0625 per share, the aggregate market value, as of September 26, 1996 of the shares of common stock held by non-affiliates was $189,617. "Non-affiliates" includes all share owners of the registrant other than its officers, directors and owners of more than ten percent of its outstanding stock.

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

		   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

9,456,932 shares of common stock, no par value, as of October 4, 1996

		      DOCUMENTS INCORPORATED BY REFERENCE

				      NONE

				 PART 1
Item 1                          BUSINESS
------                          --------
INTRODUCTION

Unitronix Corporation was founded and incorporated in 1975 in the State of New Jersey. From 1975 to 1986 the Company operated as a distributor of products manufactured by Digital Equipment Corporation ("Digital"). Since 1986, it has been in the business of marketing, installing and supporting turnkey computer systems incorporating PRAXA, a proprietary line of software, with equipment manufactured by Digital. The Company also separately licenses PRAXA software both to existing Digital customers and to purchasers from other vendors of Digital computer equipment. PRAXA software is a Manufacturing Resource Planning ("MRPII") system which integrates financial, manufacturing and distribution applications into one system that monitors and supports material requirements planning, capacity planning, factory order and cost control, inventory control, product distribution and financial accounting. The Company believes that PRAXA is among the most comprehensive MRPII systems currently available and that it is particularly effective in integrating these applications for use by companies with multiple departments or divisions in multiple locations.


PRAXA SYSTEMS

Overview of MRPII and Wholesale Distribution Markets
----------------------------------------------------
Manufacturers of all sizes and in all industries are under competitive pressures to improve productivity and reduce costs. Production management techniques that focus on reducing inventories of raw materials, parts and sub-assemblies, known as "Just-in-Time" manufacturing, have gained acceptance in the United States. MRPII software systems assist manufacturers in implementing just-in-time strategy utilizing computer integrated manufacturing information systems which coordinate the material, labor and production resources within a factory to reduce operating expenses, while improving product quality and customer service. These systems support a variety of well defined functions, including business planning, production planning, master production scheduling, material requirements planning and capacity requirements planning. Such systems are referred to in the industry as MRPII systems to distinguish them from material requirements planning systems ("MRP"), the first generation systems which coordinated only the materials required in the manufacturing process.

Since MRPII software was introduced in the early 1980's, U.S. manufacturers have increasingly focused on the ability to reduce costs by managing their entire operation through a single integrated computer system. MRPII systems have become cost-effective for an increasing number of companies due to a continued decline in the price of computer hardware. These systems can benefit a wide range of manufacturers, from small companies with annual sales less than $5 million to Fortune 500 companies.

Wholesale distributors of all sizes also need management information systems to control key corporate assets including inventories and receivables, and to provide business planning tools. Firms which distribute products from multiple plants and multiple locations have especially pronounced needs for these management information systems. Management information systems required to service these needs must provide large data processing and storage capacities, together with the flexibility to adapt to varying business organizational structures.

PRAXA
-----
PRAXA software provides a single solution with the capacity to serve complex management information needs, including the flexibility to adjust to expansions or consolidations of the customer's operations, for both manufacturers and wholesale distributors. PRAXA is a set of on-line, interactive and integrated standard applications software products for use exclusively on Digital's VAX and Alpha AXP computers, and can be categorized into three subsystems; (1) the manufacturing system, (2) the distribution system, and (3) the financial system. Each subsystem contains several different software modules, each of which consists of several programs. By selecting among the software modules, PRAXA software can be closely tailored to customer requirements. The modular design of PRAXA also enables users to add other PRAXA application modules to their systems as their requirements change.

	   PRAXA software currently includes the following modules:

Manufacturing             Distribution            Financial
-------------             ------------            ---------
Capacity Planning         Accounts Receivable*    Accounts Payable
Engineering Data Control  Bookings Analysis       Accounts Receivable*

Factory Order Control     Inventory Control*      Fixed Assets
     and Cost
Rate Based Scheduling     Sales Quotations
Inventory Control*        Order Entry/Invoicing   General Ledger
Synchronized Control
Master Production         Procurement Management* Payroll
     Scheduling
Material Requirements     Sales Analysis          Performance Accounting
     Planning             Forecasting Interface*  Cost Build-up
Procurement Management*   Telemarketing and
			       Lead Tracking
EDI Interface*            EDI Interface*
Data Collection Interface
Lot Traceability          Utility Modules
Forecasting Interface*    ---------------
			  File Maintenance
			  Menu System
			  Screen Management System

PRAXA is designed for use by non-technical personnel. Users enter and retrieve information interactively from terminals connected to the central processing unit of a PRAXA system. Typically, a customer will have a number of video display terminals located in different departments or functional areas within the facility or at several facilities. A PRAXA system integrates all of its functions through a common data base, enabling users simultaneously to access, update and review the information required to manage and control manufacturing distribution operations. System integration allows information entered by one part of a business, such as orders entered by the sales department, to update automatically the database used in other parts of the business, such as job scheduling and material ordering for the production department. Each PRAXA module can be used independently or interactively with one or more other modules.

*A module listed under two functional areas indicates that the same module is utilized in both functional areas.


SOFTWARE DEVLOPMENT AND ENHANCEMENT
-----------------------------------
Enhancement of PRAXA is an on-going process within the Company that results in a new version or release of the product every twelve to twenty-four months. Version 10.3, that incorporated numerous enhancements that had been requested by a number of users, was released in July, 1994. The Company is currently developing Version 11 which it plans to release in the first half of calendar year 1997. Version 11 will contain the program changes needed to accommodate dates beyond the turn of the century, along with several enhanced functions. Management believes this program of enhancement is a key element in continuing to derive revenue from customers for PRAXA maintenance.

In fiscal 1993, the Company began basic research on the tools and methodology that could best be used to develop a new version of PRAXA. This new version incorporates the system architectures and features that users of commercial computer software now demand from their suppliers, such as client-server architecture, graphical user interfaces, integration with one or more relational data bases and hardware independence. Design and development of a new version of PRAXA, named PRAXA/OMS (for Open Manufacturing Systems), was started at the beginning of fiscal year 1994. The Company plans to release the server portion of the system to run on Intel based servers utilizing the WindowsNT operating system and on Digital's Alpha AXP line of computers utilizing the DEC UNIX operating system. The SQL Server relational database from Sybase will be used on both hardware platforms. The Company plans to port the server software to other manufacturers computers, including those manufactured by Hewlett-Packard, Sun Microsystems and IBM. The client portion of the software is being developed to initially operate on IBM compatible personal computers using Microsoft Windows or WindowsNT.

Due to the magnitude of the development effort for PRAXA/OMS and the availability of excellent financial accounting software, the Company elected to incorporate accounting software from another supplier into PRAXA/OMS instead of creating new software. The Company has entered into a Remarketer Agreement with CODA Incorporated to sub-license its financial accounting software in conjunction with sales of PRAXA/OMS licenses. The Company will develop an interface to CODA's client-server OAS software, which operates on the same hardware/operating system/database platform that PRAXA/OMS employs. The initial release of PRAXA/OMS is currently planned for the first half of calendar year 1997. However, there can be no assurance that the product will be developed, or if it is developed and released, that it will be accepted by the market.

During the fiscal years 1996, 1995, and 1994, the Company spent $801,209, $485,976 and $365,496 respectively on research and development. Also, programming costs of $18,612 and $106,076 were capitalized in fiscal 1995 and 1994, since these amounts were directly related to coding and testing performed after the products technological feasibility had been established. These costs are then amortized, commencing when the software is made available for general release to customers, on a straight line basis over an estimated useful life of three years or the ratio of current revenue to the total of current and anticipated future revenues, whichever is greater.


PRODUCT PROTECTION :  TRADEMARKS

As is typical in the software industry, in order to protect its rights in the software, the Company does not "sell" its PRAXA software products, but instead provides customers with perpetual, fully-paid licenses to use one or more copies of the software on specifically identified computer systems. The Company also seeks to protect its proprietary interest in PRAXA through a combination of copyright laws, trade secret laws, and contractual agreements (including nondisclosure obligations) with customers, consultants, employees and others. Existing United states copyright laws provide only limited protection and even less protection may be available under foreign laws. While the enforceability of contractual provisions governing confidentiality cannot be assured in all cases, the Company believes that they tend to deter unauthorized use of the Company's proprietary information. "PRAXA" and "Unitronix" are registered federal trademarks of the Company which will expire, unless renewed, on January 14, 2005 and September 20, 2002, respectively.


EQUIPMENT RESALE

The Company has operated as a Value Added Reseller (VAR) of computer equipment and services from Digital Equipment Corporation for several years. Digital has recently been discontinuing direct relationships with VAR's that do not purchase significant amounts of equipment and services from them. The Company's VAR agreement with Digital was terminated by Digital in May, 1996. At approximately the same time, the Company established itself as a Distributor Affiliated Value Added Reseller (DVAR) with Pioneer-Standard Electronics, Inc. so that it would continue to have a source for Digital computer equipment and services.

CUSTOMER DEPENDENCE

One customer accounted for $144,000 or 10.6% of the Company's total revenue in the year ended June 30, 1996, and another accounted for $141,000 or 10.4% of the total. Since the revenue derived from each of these customers was for a new computer system and an associated PRAXA software license upgrade, the Company does not anticipate sales to these customers at comparable levels in future years. No other single customer accounted for more than 10% of total revenue for the year.

COMPETITION

It is estimated that there are more than three hundred vendors of MRP II software in the United states, supplying packages of varying degrees of functionality to operate on hardware platforms of all sizes and makes, including main-frames, mini-computers and micro-computers. The vendors of MRP II software range in size from those with sales of less than one million dollars annually to firms like Oracle and SAP with several hundred millions in annual revenues. The number and diversity of the vendors of MRP II software make the MRP II marketplace extremely competitive.

In the past, the primary factors that influenced purchasers of MRP II software were: the breadth of product functions; the stability of the product, as evidenced by a significant number of installations; the ease of use of the software; the price of the product; and the availability of complimentary software and hardware products. PRAXA competed very favorably when evaluated against its competition on these factors, especially in the areas of product breadth, ease of use and pricing, as is evidenced by the fact that more than 200 companies licensed some number of PRAXA modules for installation at more than 450 sites. PRAXA was especially appealing to companies that wanted an integrated software solution for multiple companies and/or divisions.

During the past five years, other factors have gained prominence in the evaluation of computer software purchases. Some of these factors are prompted by the general push for reduced operating costs that are prevalent in the United states. One trend is for firms to reduce the size and cost of their computer operations, commonly referred to as down-sizing. This movement manifests itself by users replacing main-frame computers with mini-computers and/or networks of micro-computers serviced with disk storage and central printing services by mini-computers or other micro-computers. This same trend is also in motion with existing users of mini-computers, as newer generations of micro-computers have the power, reliability and security to meet their needs.

Another trend that has gained momentum is towards software that will operate on a variety of computer platforms. Called "open systems", this capability is usually interpreted today as the ability for the applications software to operate on hardware equipped with a UNIX or UNIX-like operating system. Other factors that have gained importance in the selection of applications software are the ability to interface with one or more relational data base management systems, and the implementation of client-server architecture in the applications. Several of the Company's competitors sell versions of their software that incorporate these features.

EMPLOYEES

At September 23, 1996, the Company employed 18 persons, including 2 in sales and sales support, 4 in customer support and technical services, 8 in product development and 4 in administration. Management believes that the Company's employee relations are satisfactory.


Item 2                             PROPERTY
------                             --------
The Company's executive offices and development group occupy 4400 square feet of leased office space in Peabody, Massachusetts. The Company has a two year lease for this facility that expires on February 28, 1998. The rent is $4,637 per month for the first 12 months of the lease and $4,711 per month for the last twelve months. Piedmont Software, Inc. reimburses the Company 15% of the rent for its use of a portion of the office space.

The Company also has a two year lease for 2,125 square feet of office space in Mt. Laurel, New Jersey, for the use of its customer support and technical services operation. The monthly rent for this facility is $2,568 through April 30, 1997, and $2,780 through April 30, 1998, at which time the lease expires.


Item 3                       LEGAL PROCEEDINGS
------                       -----------------

The Company is not the subject of any legal proceeding at this time.


Item 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------      ---------------------------------------------------

The Company did not submit any matters to a vote of the shareholders during the last quarter of fiscal year 1996.

			       PART II
Item 5  MARKET FOR THE COMPANY'S COMMON STOCK AND
------      -----------------------------------------
		 RELATED SECURITY HOLDER MATTERS
		 -------------------------------

The Company's Common Stock is currently listed on the over the counter "pink sheets".

The following table sets forth, for the calendar quarters indicated, the high and low bid prices reported for the Company's Common Stock, by the indicated source. There were 137 record holders of the Company's Common Stock (including brokerage firms and other nominees) on September 24, 1996. Based upon the number of requests for Proxy materials at the time of the last annual meeting of the shareholders, the Company believes that there are approximately 450 beneficial shareholders.

Calendar Year ended December 31         NASDAQ OTC Bulletin Board
-------------------------------           -------------------------

					  Bid Prices
					  ----------
					  High        Low
					  ----        ---
1994
Third Quarter                             No Bid      No Bid
Fourth Quarter                            0.06        0.06

1995
First Quarter                             0.06        0.06
Second Quarter                            0.06        0.06
Third Quarter                             No Bid      No Bid
Fourth Quarter                            No Bid      No Bid

1996
First Quarter                             No Bid        No Bid
Second Quarter                            No Bid      No Bid

DIVIDEND POLICY

No dividends have been declared by the Board of Directors. The Board of Directors currently plans to retain any future earnings for use in the Company's business.

Item 6               SELECTED CONSOLIDATED FINANCIAL DATA
------               ------------------------------------

		  Summary Consolidated Financial Information
		    (in thousands, except per share data)
				For fiscal year ending June 30,
				-------------------------------
CONSOLIDATED INCOME         1996      1995      1994     1993      1992
STATEMENT DATA:             ----      ----      ----     ----      ----
Revenue from
  Continuing Operations  $ 1,353    $1,496    $2,081   $1,612    $2,470
(Loss) from Operations      (451)     (227)     (201)    (411)   (2,081)
Net Income/(Loss) from
  Continuing Operations     (464)     (242)     (209)    (426)   (2,169)
Reorganization Items           -         -         -        -       (77)
Total Net Income/(Loss)
  from Operations           (464)     (242)     (209)    (426)   (2,246)
Loss on Disposal of
  Distribution Division        -         -         -        -       (21)

Income (Loss) Before
  Extraordinary Item        (464)     (242)     (209)    (426)   (2,267)
Extraordinary Item:
    Forgiveness of debt        -         -         -    1,746         -

Net Income (Loss)           (464)     (242)     (209)   1,320    (2,267)

Per Share Data:
  Profit (Loss) From
    Continuing Operations   (.05)     (.03)     (.03)    (.14)    (1.02)
  Reorganization Items         -         -         -        -      (.04)
  Loss on Disposal of
    Distribution Division      -         -         -        -      (.01)
  Extraordinary Item           -         -         -      .60         -
Income (Loss) Per Share     (.05)     (.03)     (.03)     .46     (1.07)

Shares Used in computing
  per share data        9,456,932 9,456,932 6,028,149 2,893,529 2,120,500

CONSOLIDATED BALANCE SHEET DATA:

Working Capital/(Deficit)  $(600)    $(318)    $(325)  $(426)     $(353)
Total Assets                 318       569       926   1,274      1,458
Short term debt, including
  current maturities of
  long-term debt             344       124       124     100          0
Long-term debt, less
  current maturities          13        19        26       0          0
Liabilities subject to
  compromise                   0         0         0       0      2,234
Shareholder's equity
  (deficit)                 (491)      (27)      214     324     (1,731)

Item 7.
-------
	      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULT OF OPERATIONS
--------------------

FISCAL YEAR ENDED JUNE 30, 1996 VS. FISCAL YEAR ENDED JUNE 30, 1995

Total revenue for the Company decreased by 10% from $1,495,969 in fiscal 1995 to $1,352,871 in fiscal 1996. Revenue from the sale of computer systems and software licenses decreased by 4% while revenue from services declined by 12%. The decline in revenue from services was due to lower software maintenance revenue, which was anticipated by management. More PRAXA users determined that they did not want new releases of the software and did not require hotline technical support. The decreased support revenue was partially offset by higher consulting and training revenue. Management believes that support revenue will decline further in fiscal 1997.

The 23% decrease in the cost of computer systems and software licenses from $464,383 in 1995 to $356,919 in 1996 was due to lower amortization expense for capitalized software development costs. This expense will decline further in 1997 as the remaining capitalized software development costs are less than $30,000.

Product development expenses increased by 30% from 1995 to 1996 as the Company continued to devote considerable resources to the development of it's new PRAXA/OMS product. In addition to hiring additional development personnel, the Company employed the services of a software consulting firm to assist in writing the new software. The software consulting contract was terminated during the first quarter of fiscal 1997, and the Company anticipates hiring other outside vendors to assist in continuing the product development.

Selling and marketing expenses increased by 21% due to higher incentive compen-sation costs and higher exhibition costs. Administrative costs declined by 13% as certain administrative staff devoted significant amounts of time to develop-ment of the PRAXA/OMS product, and their expenses associated with that effort are included in product development expenses. Total costs and expenses increased by approximately 5% from 1995 to 1996.

The net loss for the Company increased by approximately $222,000 from 1995 to 1996. Approximately $143,000 of the increase is attributable to lower revenue; the remainder is due to higher costs and expenses.

Total assets decreased by $251,000 from 1995 to 1996. The most significant decreases were in capitalized software development costs and accounts receiv-able.

Liabilities increased by $213,000 due to higher borrowings by the Company and higher accrued expenses. Deferred revenue from prepaid software support agree-ments declined by $36,000.

The loss in 1996 caused the stockholders' deficit to further increase to a balance of $(491,176) in 1996.

The Company anticipates bringing the PRAXA/OMS product to market in the next fiscal year. However, there is no assurance that this will happen, nor that the market will accept the product when it is released for sale.

FISCAL YEAR ENDED JUNE 30, 1995 VS. FISCAL YEAR ENDED JUNE 30, 1994

Total revenue for the Company decreased by 28% from $2,080,525 in 1994 to $1,495,969 in 1995. Most of the decrease was due to a decline in revenue for computer systems and software licenses of 50%; revenue from services declined by 6%. Much of the large decrease in revenue derived from computer systems and software licenses was due to a single large sale of multiple computer systems and an associated software license upgrade in 1994 that was not repeated in 1995.

The decline in revenue from services was due to fewer software customization contracts in 1995 than in the prior year. Software maintenance, which is a component of services revenue, increased slightly from year to year.

The cost of computer systems and software licenses decreased by 46% in 1995. This decrease was a direct result of the decline in sales of new computer systems and decreased amortization expenses for capitalized software development costs.

The cost of services declined by 9% because the Company did not find it necess-ary to replace a support analyst that resigned. Selling expenses declined by 18% because the Company did not replace a salesman that resigned in late 1994. General and administrative expenses decreased by 43% due to the elimination of the former headquarters office in Bridgewater, New Jersey and its' associated staff during the third quarter of 1994.

Product development costs increased by 33% from 1994 to 1995, on top of a 49% increase from 1993 to 1994. The increased development expenses are due to a larger development staff for PRAXA/OMS.

Total costs and expenses declined by 24% from 1994 to 1995. Management projects a significant increase in operating expenses in 1996 due to increasingly larger expenditures for the development of PRAXA/OMS.

The net loss for the Company increased by $32,000 from $209,000 in 1994 to $242,000 in 1995.

Total assets decreased by $357,000 from 1994 to 1995. This decrease was attrib-utable to a decrease in capitalized software development costs of $236,000, a decrease of $60,000 in the net value of property and equipment, and a reduction of $75,000 in accounts receivable.

Total liabilities decreased by $115,000 from 1994 to 1995, most of which was attributable to a decrease of $119,000 in deferred revenue from prepaid software support agreements.

The growth in the accumulated deficit of the Company caused the stockholders' equity to decrease to a negative $27,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company began operating as a debtor in possession under a Chapter 11 reorg-anization court order on February 18, 1992. A final decree was issued by the Bankruptcy Court on November 3, 1993, that closed the Company's case. Final payments to complete all bankruptcy related obligations were made during the year ended June 30, 1994.

At June 30, 1996, the working capital deficit was $599,721 as compared to deficits of $317,703 a year earlier and $324,683 at June 30, 1994.

Management projects that capital from sources other than operations will be needed to fund the Company in fiscal 1997. The $400,000 lending agreement between the Company and its principal shareholder has been exhausted; at October 1, 1996, the Company owed $420,924 plus accrued interest against the lending agreement. Although no assurances can be given, management believes that the principal shareholder does not intend to demand repayment of the amounts owed in the foreseeable future. Additional funds of $75,000 in the form of demand notes have been provided to the Company by two of its shareholders under a lend-ing arrangement. There is no guarantee that the shareholders will continue to provide funds under this arrangement. The Company is attempting to secure additional sources of funding.

Management has not projected the realization of a significant amount of revenue from sales of PRAXA/OMS in fiscal 1997. There can be no assurance that the product will be developed, or if it is developed , that it will be accepted by the market.

Item 8             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------             -------------------------------------------

The information required by this Item is submitted as a separate section of this report commencing on page 1 attached hereto.

Item 9            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------            ------------------------------------------------
		       ACCOUNTING AND FINANCIAL DISCLOSURE
		       -----------------------------------

There have been no changes in the Registrant's independent auditors within the last two fiscal years.
				     13


				    PART III

Item 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------           --------------------------------------------------
The executive officers and directors of Unitronix are as follows:

NAME                      AGE              CURRENT POSITION
----                      ---              ----------------
Jack E. Shaw              62               Chairman of the Board, Chief
					   Executive Officer, Director

Sean F. Abad              41               Chief Operating Officer,
					   Acting President

Robert C. Crawford        69               Treasurer, Secretary, Director

Dr. Howard L. Morgan      50               Director

Robert G. Sable           56               Director

William C. Wimer          59               Vice President of Operations
					   Assistant Treasurer

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

JACK E. SHAW, Chairman of the Board and Chief Executive Officer of the Company. He is also Chairman and CEO of Shaw Resources Inc., a Greenville, South Carolina based investment company and real estate developer. Mr. Shaw is also Chairman of Piedmont Software, Inc., President of Carolina Rentals, Inc., and owner of Resort Golf, who operate premier miniature golf courses in Myrtle Beach, South Carolina. Mr. Shaw is also the largest shareholder of Unitronix Corporation, holding approximately 52% of the outstanding common shares.

SEAN F. ABAD was appointed Acting President and Chief Operating Officer in March, 1993. Mr. Abad has served as President of Piedmont Software, Inc. since January, 1992, a position that he continues to hold. Prior to that, he was President of SFA Consulting, his own computer consulting firm.

ROBERT C. CRAWFORD was elected to the Board of Directors in January, 1993. He was appointed Treasurer and Secretary on July 1, 1993. Mr. Crawford was formerly President, Chief Executive Officer and a Director of Dan River Inc., Floor Coverings Division. He is presently Chairman of the Board of Greenville Technical College in Greenville, South Carolina.

DR. HOWARD L. MORGAN was named a Director in January, 1993. Dr. Morgan is President of the Arca Group, Inc., a consulting and investment management firm. He previously directed Renaissance Technologies Corporation's venture capital activities. He also serves as a Director of Franklin Computer Corporation, Scan-Graphics, Inc., Integrated Circuit Systems, Inc., Quarterdeck Office Systems, Cylink Corporation, Kentek Information Systems and Segue Software, Inc.

ROBERT G. SABLE, ESQ. has been a director of the Company since February, 1994. For more than the past five years he has been Chief Executive Officer of Sable, Makaroff & Gusky, P.C., a law firm located in Pittsburgh that specializes in commercial law.

WILLIAM C. WIMER was named Vice President of Operations in March, 1992, with the responsibility for all Customer Service and Support activities. He was named Assistant Treasurer in July, 1994. Mr. Wimer joined Piedmont Software in 1990 in a Customer Support and Marketing capacity. Prior to that he owned his own software consulting firm, Wimer Associates.


	    COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

During the 1996 fiscal year none of the directors, officers or beneficial owners of more than 10 percent of the Company's common stock failed to file on a timely basis reports required by Section 16 (a) of the Exchange Act.


Item 11                EXECUTIVE COMPENSATION
-------                ----------------------

The following table sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for services rendered in all capacities to the Company during each of the fiscal years ended June 30, 1996, 1995, 1994:
(1)the Company's Chief Executive Officer, and (2) each of the other officers whose total compensation for the fiscal year ended June 30, 1996 required to be disclosed in column (c) below exceeded $100,000.

		     SUMMARY COMPENSATION TABLE
		     --------------------------
			Annual Compensation
			-------------------
(a)                   (b)      (c)        (d)        (e)         (f)
Name and                              Other Annual            All Other
Principal Position   Year    Salary   Compensation  Options Compensation

Jack E. Shaw         1996     (1)          -          -           -
Chief Executive      1995     (1)          -          -           -
Officer              1994     (1)          -          -           -

(1)The Company has not paid Mr. Shaw any compensation for his services to date.

COMPENSATION OF DIRECTORS

The Company currently does not compensate directors for their services; it does reimburse them for reasonable expenses incurred in performing their duties as directors.

1993 STOCK OPTION PLAN

On October 28, 1993, the Board of Directors of the Company adopted and on February 7, 1994, the shareholders approved the Unitronix Corporation 1993 Stock Option Plan (the "Option Plan"). The Option Plan is designed to permit the Company to grant either incentive stock options under Section 422A of the Internal Revenue Code (the "Code") or nonqualified stock options. Under the Option Plan, a Stock Option Committee (the "Option Committee") of the Board is authorized to grant options to purchase up to 1,000,000 shares of stock to key employees, officers, directors and consultants of the Company. The Option Committee administers the Option Plan and designates the optionees, the type of options to be granted (i.e., nonqualified or incentive stock options), the number of shares subject to the options, and the terms and conditions of each option. The terms and conditions include the exercise price, date of grant, and date of exercise of each option. An employee may, at the discretion of the Option Committee, be permitted to exercise an option and make payment by giving a personal note.

Stock options may be granted only to officers, key employees, directors or consultants. The exercise price for incentive stock options must be at least (100%) of the fair market value of the Common Stock as determined by the Option Committee on the date of the grant. All stock options under the Option Plan must be granted within ten (10) years from the date of the adoption of the Option Plan and each option must be exercised, if at all, within ten (10) years of the date of the grant or sooner at the discretion of the Option Committee.
In no event may any employee be given incentive stock options whereby more than $100,000 of options become exercisable for the first time in a single calendar year. Upon the termination of an option holder's employment for any reason other than death, termination for cause, or retirement pursuant to the terms of a retirement program of the Company, his or her option privileges shall be limited to the shares which were immediately purchasable by him at the date of such termination, and such option privileges shall expire unless exercised within three months after the date of such termination, but not later than the date of expiration of the option. If an option holder's employment is terminated for cause, all rights under his or her option shall expire immediately upon the giving to the option holder of the notice of such termination. Upon the termination of an option holder's employment by reason of retirement pursuant to the terms of a retirement program of the Company, his or her option privileges shall be limited to the shares which were immediately purchasable at the date of such retirement, and such option privileges shall expire unless exercised within the period not to exceed two years specified by the Committee in the applicable instrument or instruments evidencing the option, but not later than the date of expiration.

Nonqualified stock options under the Option Plan are generally subject to the same rules as discussed above. Nonqualified stock options may, however, be granted to directors and consultants, whether or not such individuals are employees of the Company. The exercise price for nonqualified stock options may not be granted at less than eighty-five percent (85%) of the fair market value of the shares on the date of the grant.

During the year ended June 30, 1996, the following options were granted under the Option Plan:

INCENTIVE        EXERCISE
OPTIONS          PRICE           OPTION               POTENTIAL VALUE
GRANTED         (per share)      EXPIRATION DATE      AT EXPIRATION DATE
---------        ---------       ---------------      ------------------
3,000 shares     $0.125          February 7, 2004     $150.00(1)
common stock                                          $292.00(2)

(1)Based upon $0.05 market value at time of grant and 5% annual appreciation in market value.

(2)Based upon $0.05 market value at time of grant and 10% annual appreciation in market value.


SAVINGS AND PROFIT SHARING PLAN

The Company has in effect the Unitronix Corporation Savings and Profit Sharing Plan (the "Savings Plan"). All employees of the Company who complete one year of service in which they are credited with at least 1,000 hours of service, and who have attained age 21, are eligible to participate in the profit sharing portion of the Savings Plan. Any employee who completes one month of service with the Company and is age 21 is eligible to elect to reduce his salary and contribute under the 401(k) feature contained therein. If any employee elects to reduce his salary to contribute to the Plan, the Company may elect to make a matching contribution to the Savings Plan equal to fifty percent (50%) of the amount of such employee's salary reduction contribution up to six percent (6%) of an employee's salary, resulting in a maximum Company matching contribution of three percent(3%).

On February 1, 1991, the Plan was amended to make the Company's matching contribution discretionary. Since February 1, 1991 the Company has made no matching contributions.

Item 12              SECURITY OWNERSHIP OF CERTAIN
		     -----------------------------
		    BENEFICIAL OWNERS AND MANAGEMENT
		    --------------------------------
The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of October 4, 1996 by those persons owning beneficially 5% or more of such shares, by each director, and by all executive officers and directors as a group. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock which they own of record.

NAME AND ADDRESS OF           SHARES OF              PERCENTAGE OF
BENEFICIAL OWNER(1)           COMMON STOCK           COMMON STOCK
-------------------           ------------           -------------
Jack E. Shaw (2)              4,873,673              51.5%

Robert C. Crawford              199,391               2.1%

Howard L. Morgan              1,350,000              14.3%

All Directors and Officers
as a Group (7 persons)        6,423,064              67.9%

Samuel H. Jones, Jr.            500,000               5.3%
US Route 40
Woodstown, NJ  08098

Jane Shaw (3)                   500,000               5.3%
2320 E. North Street
Greenville, SC  29607

(1)The address of each officer and director of the Company listed in the table is in care of the Company, One Newbury Street, Peabody, MA 01960.

(2)Does not include 500,000 shares owned by Jane Shaw, his wife and a total of 500,000 shares owned by Ronald Shaw and Donald Shaw, his and her adult children.

(3)Does not include 4,873,673 shares owned by Jack E. Shaw her husband, and a total of 500,000 shares owned by Ronald Shaw and Donald Shaw, her and his adult children.

Item 13          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------          ----------------------------------------------

The information required by this Item is set forth under Notes to Consolidated Financial Statements "Related-Party Transaction", pages 8 to 9 attached hereto.

				  PART IV
				  -------

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
-------  ---------------------------------------------------------------
A. The following documents are filed as a part of this report:

1.Financial Statements
  --------------------                                             PAGE
								   ----
Report of Independent Accountants. . . . . . . . . . . . . . . . . . .1

Balance Sheets at June 30, 1996 and 1995 . . . . . . . . . . . . . . .2

Statements of Operations - Years ended June 30, 1996,1995,1994 . . . .3

Statements of Changes in Stockholders' Equity (Deficit)-. . . . . . . 4
  Years ended June 30, 1996, 1995, 1994

Statements of Cash Flows - Years ended June 30, 1996, 1995, 1994 . . .5

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . 6


2.Schedules
  ---------
Report of Independent Accountants. . . . . . . . . . . . . . . . . . 16

SCHEDULE II - Valuation and Qualifying Accounts . . . . . . . . . . .17
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.


3.EXHIBITS (numbers below reference the Exhibit Table of Item 601 of
  --------  Regulation S-K)

(3)Articles of Incorporation and By-Laws                              *

(4)Specimen Common Stock Certificates                                 *

(10)Material Contracts:
Lending Agreement                                           **
1993 Stock Option Plan                                     ***

*Previously filed with the Securities and Exchange Commission on August 12, 1988, as an exhibit to the Company's S-18 registration statement (File Number 33-22494-NY), such previously filed exhibits incorporated herein by reference.

**Previously filed with the Securities and Exchange Commission on November 5, 1993 as an exhibit to the Company's 8-K report, such previously filed exhibits incorporated herein by reference.

***Previously filed with the Securities and Exchange Commission on August 29, 1994 as an exhibit to the Company's S-8 registration statement, such previously filed exhibits incorporated herein by reference.


B. Reports on Form 8-K

The company did not file any reports on form 8-K during the last quarter of fiscal year 1996.

			     SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						    UNITRONIX CORPORATION

						    BY:/s/Sean F. Abad
						       ---------------
							  Sean F. Abad
							  President

DATED: October 11, 1996
       ----------------
Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                  POSITION                     DATE
---------                  --------                     ----

/s/Jack E. Shaw            Chairman of the Board        October 10, 1996
---------------            Chief Executive Officer
Jack E. Shaw


/s/Robert C. Crawford      Secretary/Treasurer          October 10, 1996
---------------------      Director
Robert C. Crawford


/s/Howard L. Morgan        Director                     October  8, 1996
-------------------
Howard L. Morgan


/s/Robert G. Sable         Director                     October  7, 1996
------------------
Robert G. Sable, Esq.


/s/William C. Wimer        Vice President/Operations    October 11, 1996
-------------------        Assistant Treasurer
William C. Wimer

			 UNITRONIX CORPORATION

			  FINANCIAL STATEMENTS


















































			  UNITRONIX CORPORATION



		      INDEX TO FINANCIAL STATEMENTS


	     for the years ended June 30, 1996, 1995 and 1994





							    Page(s)


Report of Independent Accountants                               1

Balance Sheets as of June 30, 1996 and 1995                     2

Statements of Operations for the years ended
		June 30, 1996, 1995 and 1994                    3

Statements of Changes in Stockholders' Equity (Deficit)
       for the years ended June 30, 1996, 1995 and 1994         4

Statements of Cash Flows for the years ended
		June 30, 1996, 1995 and 1994                    5

Notes to Financial Statements                                  6-15




























			REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Unitronix Corporation:


We have audited the accompanying balance sheets of Unitronix Corporation as of June 30, 1996 and 1995, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unitronix Corporation as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



						     Coopers & Lybrand L.L.P.


Boston, Massachusetts
September 18, 1996





			       UNITRONIX CORPORATION
				   BALANCE SHEETS
			       June 30, 1996 and 1995

			 ASSETS                          1996             1995
Current assets:
   Cash                                                 $13,382         $44,450
   Accounts receivable, net of allowance for
      doubtful accounts of $10,401 and $5,925
      at June 30, 1996 and 1995, respectively            130,453        168,698
   Prepaid expenses and other current assets              52,639         46,481
							--------       --------
      Total current assets                               196,474        259,629
							--------       --------
Property and equipment, at cost less accumulated
   depreciation and amortization of $670,686 and
   $615,787 at June 30, 1996 and 1995,respectively         88,013       111,735

Capitalized software costs                                 28,328       189,924
Other assets                                                4,850         7,653
							 --------      --------
	Total assets                                     $317,665      $568,941

	 LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)

Current liabilities:
   Notes payable - related party                          337,424       117,424
   Note payable                                             6,323         6,323
   Accounts payable                                       116,595       135,989
   Accounts payable - related party                        57,100        57,100
   Accrued expenses                                       161,122       107,096
   Deferred revenue                                       117,631       153,400
							 --------      --------
      Total current liabilities                           796,195       577,332

Note payable                                               12,646        18,968
Commitments and contingencies (Note 7)

Stockholders' equity (deficit):
   Undesignated capital shares; authorized 3,000,000
     shares at June 30, 1996 and 1995; none outstanding        -            -
   Common stock, no par value; authorized 12,000,000
     shares; 9,456,932 issued and outstanding           3,485,412     3,485,412
   Accumulated deficit                                 (3,976,588)   (3,512,771)
						       -----------   -----------
      Total stockholders' equity (deficit)               (491,176)      (27,359)

	Total liabilities and stockholders'
	  equity (deficit)                               $317,665      $568,941

The accompanying notes are an integral part of the financial statements.

			       UNITRONIX CORPORATION

			      STATEMENTS OF OPERATIONS

		   for the years ended June 30, 1996, 1995 and 1994

						 1996        1995        1994
						 ----        ----        ----
Revenue:
   Computer systems and software licenses      $498,664    $519,933  $1,043,561
   Services                                     854,207     976,036   1,036,964
					      ---------   ---------  ----------
      Total revenue                           1,352,871   1,495,969   2,080,525
					      ---------   ---------   ---------

Costs and expenses:
   Cost of computer systems and software
      licenses                                  356,919     464,383     865,553
   Cost of services                             342,280     303,489     333,942
   Product development                          630,411     485,976     365,496
   Selling and marketing                        238,837     197,027     239,703
   General and administrative                   235,396     271,620     476,431
					      ---------   ---------   ---------
      Total expenses                          1,803,843   1,722,495   2,281,125

Loss from operations                           (450,972)   (226,526)   (200,600)
Interest income (expense), net                  (20,005)    (14,180)     (9,478)
Other income (expense)                            7,160      (1,143)        713
					      ---------   ---------   ---------
Loss from operations before income taxes        463,817)   (241,849)   (209,365)

Provision for income taxes                          -           -           -
					      ---------   ---------   ---------
Net (loss)                                    $(463,817)  $(241,849)  $(209,365)
					      ---------   ---------   ---------
Net (loss) per common share                       $(.05)      $(.03)      $(.03)
					      ---------   ---------   ---------

Weighted average number of common
   shares outstanding                         9,456,932   9,456,932   6,028,149









The accompanying notes are an integral part of the financial statements.

			       UNITRONIX CORPORATION

	       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

		  for the years ended June 30, 1996, 1995 and 1994



			       Common Stock
			 -----------------------                   Stockholders'
			 Shares                     Accumulated       Equity
			 Issued           Amount      Deficit        (Deficit)
			 ------           ------    -----------    -------------
Balance, June 30, 1993  3,958,000      $3,385,839   $(3,061,557)     $324,282

Common stock issued in
  connection with Plan
  of Reorganization     5,498,932          99,573         -            99,573

Net loss                     -               -         (209,365)     (209,365)
			---------      ----------   ------------     ---------
Balance, June 30, 1994  9,456,932       3,485,412    (3,270,922)      214,490

Net loss                     -               -         (241,849)     (241,849)
			---------      ----------   ------------     ---------
Balance, June 30, 1995  9,456,932       3,485,412    (3,512,771)      (27,359)

Net loss                     -               -         (463,817)     (463,817)
			---------      ----------   ------------     ---------
Balance, June 30, 1996  9,456,932      $3,485,412   $(3,976,588)    $(491,176)




















The accompanying notes are an integral part of the financial statements.

			       UNITRONIX CORPORATION

			      STATEMENTS OF CASH FLOWS

		  for the years ended June 30, 1996, 1995 and 1994

						 1996        1995        1994
Cash flows from operating activities:
   Net (loss)                                 $(463,817)  $(241,849)  $(209,365)
Adjustments to reconcile net (loss) to net cash
   provided (used) by operating activities:
   Depreciation and amortization                216,495      36,442     333,863
   Loss on sale of fixed assets                    -            384        -
   Issuance of note payable in settlement of
       tax liability                               -           -         37,937
   Provision for bad debts                       10,087       3,294       4,168

Decreases (increases) in operating assets:
   Accounts receivable                           28,158      72,287       1,158
   Prepaid expenses and other current assets     (6,158)     (9,481)     14,924

Increases (decreases) in operating liabilities:
   Accounts payable and accrued expenses         34,632       10,238   (215,946)
   Deferred revenue                             (35,769)    (118,652)   (54,692)
					      ---------    ---------  ---------
Net cash provided (used) by operating
   activities                                  (216,372)      52,663    (87,953)

Cash flows from investing activities:
   Purchase of equipment                        (31,177)     (10,332)      -
   Additions to capitalized software costs         -         (30,184)  (106,076)
   Other assets                                   2,803        1,846     (3,898)
   Proceeds from notes receivable                  -            -        99,835
					      ---------    ---------  ---------
Net cash used by investing activities           (28,374)     (38,670)   (10,139)
					      ---------    ---------  ---------
Cash flows from financing activities:
   Proceeds from common stock issued               -            -        49,573
   Proceeds from borrowings                     220,000         -        50,000
   Repayments of borrowings                      (6,322)      (6,850)    (5,796)
					      ---------    ---------  ---------
Net cash provided (used) by
    financing activities                        213,678       (6,850)    93,777
					      ---------    ---------  ---------
Net increase (decrease) in cash                 (31,068)       7,143     (4,315)

Cash at beginning of year                        44,450       37,307     41,622
					      ---------    ---------  ---------
Cash at end of year                             $13,382      $44,450    $37,307
					      ---------    ---------  ---------

The accompanying notes are an integral part of the financial statements.

			     UNITRONIX CORPORATION

			 NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION AND BUSINESS

Unitronix Corporation (the "Company") operates in one business segment and licenses PRAXA software which operates on Digital Equipment Corporation ("Digital") computer equipment.

The Company's ongoing business is the sale and maintenance of PRAXA software and associated computer equipment and the design and development of software compatible with client/server platforms.

The Company has continued to incur losses from operations and has a working capital deficit as of June 30, 1996 of approximately $600,000, including notes payable to its principal shareholder of approximately $337,000 under an expired line of credit. As a result, management anticipates that additional financing will be required in the foreseeable future to fund the Company's operations and to repay the notes. Management's plans in continuing their operations and to repay the notes include raising additional funds from new and existing investors and generating revenues from product sales. There can be no assurance that the Company will obtain the financing or product revenues to provide the resources necessary for the Company to continue its operations and to repay the notes. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHAPTER 11 BANKRUPTCY REORGANIZATION PROCEEDINGS

On December 12, 1991, the Company's major creditor, in conjunction with two other creditors, petitioned the U.S. Bankruptcy Court District of New Jersey to place the Company in Chapter 7 pursuant to Section 303 of the Bankruptcy Code.

On February 18, 1992, the Company successfully converted the Chapter 7 proceedings to Chapter 11 pursuant to Section 706a of the Bankruptcy Code. The Company's officers and directors were authorized to continue in the management and control of the business and property as debtors-in-possession under Section 1107 and 1108 of the Bankruptcy Code. On September 18, 1992, the Company filed a Plan of Reorganization and a Disclosure Statement with the Bankruptcy Court; these filings were subsequently amended on November 17, 1992. On December 21, 1992 the Bankruptcy Court confirmed the Amended Plan of Reorganization (the "Plan of Reorganization"). On November 3, 1993 the Bankruptcy Court issued a final decree that closed the case, releasing the Company from the oversight of the Court. The Company's principal shareholder prior to the confirmation date of the Plan of Reorganization received the majority of all common stock issued under the Plan of Reorganization.


				   Continued

			     UNITRONIX CORPORATION

The Company has satisfied its obligations to pre-bankruptcy creditors and has satisfied its post-petition claims of Digital Equipment Corporation. An extraordinary gain in the amount of $1,746,080 was recognized in fiscal 1993 as a result of the debt forgiven in connection with the reorganization. Final payments to settle all bankruptcy related obligations were made during fiscal 1994.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES

The Company is subject to risks common to companies in the high technology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, and protection of proprietary technology.

The Company is subject to a dispute with a software consulting firm vendor. Although no assurances can be given, in the opinion of management the results of this dispute will not have a material adverse effect on the Company's financial condition or results of operations.

ECONOMIC DEPENDENCE

The Company's PRAXA software runs exclusively on computers manufactured by Digital. Therefore, the Company's PRAXA System business is dependent upon a continuing relationship with Digital and the continued competitiveness and market acceptance of Digital computer products.

In the fiscal year ended June 30, 1996, two customers accounted for approximately 11% and 10% of total revenue. In the fiscal year ended June 30, 1995, one customer accounted for approximately 11% of total revenue, and in the fiscal year ended June 30, 1994 one customer accounted for approximately 20% of total revenue.







				   Continued

			     UNITRONIX CORPORATION

REVENUE RECOGNITION

Software revenue and computer system revenue are generally recognized upon product shipment, provided that no significant vendor obligation exists and collection of the related receivable is deemed probable by management. Revenue from software maintenance contracts is recognized ratably over the contractual period, and other service revenue is generally recognized as the services are provided.

SOFTWARE COSTS

In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company capitalizes certain software costs after technological feasibility of the product has been established. For the years ended June 30, 1996, 1995 and 1994, the Company capitalized $0, $30,184, and $106,076, respectively, of software costs. Such costs are amortized on a straight-line basis over the estimated useful life of three years or the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. Amortization of these costs amounted to $161,596, $266,104, and $260,364 for fiscal years ended June 30, 1996, 1995, and 1994, respectively and is included in the cost of computer systems and software licenses. Costs incurred prior to the establishment of technological feasibility are charged to product development costs.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires a balance sheet approach for accounting for income taxes. Under SFAS 109, deferred tax liabilities and assets are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using current statutory tax rates.

LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of common shares outstanding. Common equivalent shares are included only when they are dilutive and consist of stock options (calculated using the treasury stock method). For the years ended June 30, 1996, 1995 and 1994 common equivalent shares are excluded as they are antidilutive.





				   Continued

			     UNITRONIX CORPORATION

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years, for financial reporting and accelerated methods for income taxes. Expenditures for repairs and maintenance which do not increase the useful life of the related assets are expensed as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts; any resulting gain or loss is credited or charged to income.

RECLASSIFICATION OF PRIOR YEAR BALANCES

Certain reclassifications have been made to prior years' financial statements to conform to the current presentation.


2. RELATED PARTY TRANSACTIONS:

During fiscal 1996, 1995 and 1994, the Company's principal shareholder loaned the Company $220,000, $50,000 and $100,000, respectively, under a $400,000 line of credit agreement which bears interest at the time the funds are loaned at the greater of either 10% or the bank's prime interest rate plus 2%. These notes bear interest at the rate of 10% per annum and interest expense amounted to $18,656, $11,742 and $6,323 in fiscal years 1996, 1995 and 1994, respectively.
The unused portion of the line of credit at June 30, 1996 is approximately $60,000. The line of credit was not renewed by the principal shareholder on September 1, 1996. Although no assurances can be given, management believes that the principal shareholder does not intend to demand repayment of the notes or interest in the foreseeable future.

In accordance with the Company's Plan of Reorganization, the principal shareholder purchased in 1994 and 1993 approximately 4,800,000 shares of the Company's common stock for $287,350 in cash, the forgiveness of $32,576 in debt and $17,424 in accounts payable, and the extension of the $400,000 line of credit. The average price of the shares issued was greater than the fair value of the stock as determined by the Company's Board of Directors.









				   Continued

			     UNITRONIX CORPORATION

During fiscal 1993 the Company had a consulting and management agreement with a related entity controlled by its principal shareholder. The terms of this agreement, which began in May 1992 and terminated on June 30, 1993, provided for fees and expenses not to exceed $25,000 per month to be paid by the Company for such consulting and management services. The amount owed to this related entity was $57,100 at June 30, 1996 and 1995 and is included in accounts payable - related party. Effective July 1, 1993 a new agreement became effective in which substantially all of the employees of the related entity became employees of the Company. Under the new agreement, the Company charges the related entity for services it provides as well as fifteen percent of the Company's rent expense for space occupied by the remaining employees of the related entity. Under this new agreement, approximately $45,805 and $31,350 were owed to the Company as of June 30, 1996 and 1995, respectively. These amounts are included in prepaid expenses and other current assets.


3. PROPERTY AND EQUIPMENT:

The major classes of property and equipment are as follows:

							June 30,
						  --------------------
						  1996            1995
						  ----            ----
   Computer equipment                           $627,131        $597,012
   Office furniture and fixtures                 131,568         130,510
						--------        --------
						 758,699         727,522
   Less:  accumulated depreciation              (670,686)       (615,787)
						--------        --------
						 $88,013        $111,735

Depreciation expense for the years ended June 30, 1996, 1995 and 1994 was $54,899, $70,338 and $76,481, respectively.












				   Continued

				       10
			     UNITRONIX CORPORATION

		  NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. INCOME TAXES:

The components of the deferred tax assets and liabilities as of June 30, 1996 and 1995 were as follows:

						     1996          1995
						     ----          ----
Deferred tax assets:
   Net operating loss carryforwards              $2,223,617     $2,109,532
   Tax credits                                      154,204        161,571
   Other                                             16,679          7,653
						 ----------     ----------
      Subtotal                                    2,394,500      2,278,756

Deferred tax liabilities:
   Capitalized software costs                        11,408         76,482
   Other                                                -            3,031
						 ----------     ----------
      Subtotal                                       11,408         79,513
						 ----------     ----------
Valuation allowance                              (2,383,092)    (2,199,243)

Net deferred tax assets                                -              -

The Company has established a valuation allowance for its net deferred tax assets due to the uncertainty surrounding their realization.

As of June 30, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $5,500,000 which expire from the years 2005 through 2011. The Company also has research and development credits for federal income tax purposes in the amount of $140,568 available to offset future income taxes. These credits expire from the years 2005 through 2011.
Due to the Company's issuance of stock, the Company's use of its existing net operating loss carryforwards may be restricted under Section 382 of the Internal Revenue Code.












				   Continued

				       11
			     UNITRONIX CORPORATION

		  NOTES TO FINANCIAL STATEMENTS, CONTINUED

A reconciliation of the provision for income taxes at the federal statutory income tax rate of 34% for the years ended June 30, 1996, 1995 and 1994, with the provision reflected in the financial statements is as follows:

						  1996        1995       1994
						  ----        ----       ----
Tax expense (benefit) at federal statutory
   income tax rate                             $(157,664)  $(147,048)  $(71,184)
state income taxes, net of federal benefit       (27,550)    (32,460)   (13,055)
Nondeductible business expenses                    1,365        -           393
Credits                                                         -       (10,000)
Change in valuation allowance                    183,849      179,508    93,846
					       ---------    ---------  --------
Total tax provision in accompanying
   financial statements                             -            -         -
					       ---------    ---------  --------

5. PROFIT SHARING PLAN:

The Company has a qualified profit-sharing plan covering substantially all full-time Company employees. The plan was amended effective July 1, 1986 to incorporate a "savings" feature under Section 401(k) of the Internal Revenue Code, which allows participants to make contributions by salary reduction. The amendment provided for a matching contribution by the Company of 50% up to a maximum of 6% of an employee's salary. On February 1, 1991, the Company amended this provision by eliminating the 50% match up to 6% of an employee's salary and instead provided for a discretionary percentage to be determined by the Company. Effective January 1, 1993, the plan was amended to allow certain distributions to be rolled over to a retirement account. Effective December 28, 1994 the plan was further amended to incorporate annual compensation limits as defined in the Internal Revenue Code. Employees vest immediately in their contributions and vest in the Company contributions over a seven-year period of service. Contrib utions under the profitsharing feature of the plan are discretionary and determined annually by management. There were no contributions made to the plan for the years ending June 30, 1996, 1995 and 1994.

6. NOTE PAYABLE:

As of August 1, 1993, the Company entered into a $37,937 note payable bearing interest at 8% due to the Illinois Department of Revenue for settlement of revenue taxes owed to the State of Illinois. The note is payable in monthly installments of $527 and will expire on July 1, 1999.





				   Continued

				       12
			     UNITRONIX CORPORATION

		  NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. COMMITMENTS AND CONTINGENCIES:

As of March 1, 1996 the Company amended the lease agreement for its facility in Peabody, Massachusetts by extending the agreement for a period of two years. Rent is payable in monthly installments of $4,637 during the first twelve months of the lease and $4,711 during the second twelve months of the lease. During fiscal year 1996 and 1995, $52,528 and $48,028, respectively, were paid under this lease agreement.

As of May 1, 1996 the Company amended the lease agreement for its Mount Laurel, New Jersey location by extending the agreement for a period of two years. Rent is payable in monthly installments of $2,568 during the first year of the lease and $2,780 during the second year of the lease. During fiscal year 1996 and 1995 $37,008 and $34,528, respectively, were paid under this lease agreement.

At June 30, 1996, the Company's future minimum payments under noncancelable leases were as follows:

     Fiscal year 1997                              $ 87,169
     Fiscal year 1998                                65,484
						   --------
     Total                                         $152,653

Total rental expense was $72,868, $75,514 and $88,256 for the years ended June 30, 1996, 1995 and 1994, respectively.

8. STOCK OPTION PLAN:

On October 28, 1993 and February 7, 1994 the Board of Directors and the shareholders, respectively, adopted the Company's 1993 Stock Option Plan (the "Plan"), and reserved 1,000,000 shares of common stock for issuance under the Plan. Under the Company's incentive and nonqualified stock option plan, incentive stock options can be granted to employees entitling them to purchase shares of common stock within one to ten years from the date of grant at option prices equal to or above the fair market value at the date of grant. Nonqualified stock options are generally granted under the same terms. The exercise price for incentive stock options may not be less than the fair market value of the common stock on the date of the grant (or 110% of fair market value in the case of employees or officers holding 10% or more of the total combined voting power of all classes of stock of the Company).

In September 1994 the Stock Option Committee of the Board of Directors of the Company granted 475,000 options retroactive to June 21, 1994. These options were granted at or above market value as determined by the Board of Directors on the grant date. Plan data is summarized as follows:


				   Continued

				       13
			     UNITRONIX CORPORATION

		  NOTES TO FINANCIAL STATEMENTS, CONTINUED

								  Exercise
						   Number of      Price per
						    Shares          Share
						   ---------      ---------
Options outstanding June 30, 1994                      -              -

Options granted                                     475,000         $ . 125
Options exercised                                      -            $ . 125
Options canceled                                     65,000         $ . 125
						    -------         -------
Options outstanding at June 30, 1995                410,000         $ . 125

Options granted                                       3,000         $ . 125
Options exercised                                      -            $ . 125
Options canceled                                       -            $ . 125
						    -------         -------
Options outstanding at June 30, 1996                413,000         $ . 125

At June 30, 1996, there were 413,000 options exercisable and 587,000 available for grant.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based-Compensation," which is effective for fiscal year 1997. The Company has determined that it will elect the disclosure-only alternative. The Company will be required to disclose the pro forma net income or loss and per share amounts in the notes to the financial statements using the fair value based method beginning in fiscal 1997 with comparable disclosures for fiscal 1996. The Company has not determined the impact of these pro forma adjustments.

9. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid (received) for interest and income taxes for the periods indicated were as follows:
						Year Ended June 30,
					 ------------------------------------
					  1996            1995           1994
					  ----            ----           ----
Interest, net                            $1,475          $2,111        $(2,023)
Taxes                                     3,842           1,124            423







				   Continued

				       14
			     UNITRONIX CORPORATION

		  NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. COMMON STOCK:

The Plan of Reorganization called for raising $1,450,000 to fund the reorganization. As of June 30, 1996, the Company had raised $834,573 through the issuance of approximately 7,300,000 shares of its common stock to several investors in addition to obtaining a line of credit of $400,000 from its principal shareholder. The line of credit expired September 1, 1996.

The common stock issuances which raised $834,573 occurred principally in two related series of transactions. To raise capital in fiscal year 1993, the principal shareholder and other investors, some who are employees of the Company, purchased common stock at a price of $0.40 per share. As part of these stock transactions the Company also agreed that, in a related second series of transactions, the principal shareholder and certain of the other investors who combined to purchase 95 percent of the $0.40 shares would receive additional shares at a price of $0.01 per share. The investors who received the remaining five percent of the $0.40 shares purchased their stock in a separate private placement and were not involved in the second series of transactions. The average prices of all of the $0.40 and $0.01 share issuances to each individual investor were equal to, or above, the fair value of the Company's common stock as determined by its Board of Directors at the time of the issuances. Therefore, the Company did not record any charge to income related to these transactions.

In fiscal 1994, the Company issued approximately 5,500,000 shares of its common stock for approximately $100,000 in the transactions noted above.

During fiscal 1993, $735,000 had been received through common stock subscrip-tions for 1,837,500 shares at $0.40 per share. All shares issued in fiscal 1994 and 1993 were privately negotiated and did not involve a public offering. Therefore, they were issued without registration under the Securities Act of 1933, pursuant to Section 4(2) of said Act. Pursuant to the agreements between the Company and these shareholders, the 1,837,500 shares issued in fiscal 1993 are considered issued and outstanding effective with the date of subscription and receipt of the purchase price. Legend certificates were issued to the shareholders on October 8, 1993.














				       15



		      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Unitronix Corporation:


Our report on the financial statements of Unitronix Corporation included an explanatory paragraph about the Company's ability to continue as a going concern, and is included in Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in item 14 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




						  Coopers & Lybrand L.L.P.






















Boston, Massachusetts
September 18, 1996







			     UNITRONIX CORPORATION

	       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


	      Col. A           Col. B       Col. C       Col. D     Col. E

			     Balance at   Charged to
			     Beginning     Costs and               Balance at
	    Description      Of Period     Expenses   Deductions* End of Period
	    -----------      ----------   ----------  ----------  -------------
Year ended June 30, 1996:
   Allowance for doubtful
    accounts                  $5,925        $10,087      $5,611      $10,401

Year ended June 30, 1995:

   Allowance for doubtful
    accounts                   5,245          3,294       2,614        5,925

Year ended June 30, 1994:
   Allowance for doubtful
    accounts                   26,196         4,168      25,119        5,245

*Write-off of bad debts