Form 10-Q
period 1996-09-30
UNITRONIX CORP
filed 1996-11-01
CIK 835270

Form 10-Q

                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996
                              -------------------------.

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

                                       1

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,456,932 shares of common stock, no par value, as of November 1, 1996














































                                       2


                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Balance Sheets-
          September 30, 1996 and June 30, 1996                    4


Statements of Income -
          Three Months Ended September 30, 1996 and 1995          5

Statement of Changes in Stockholders' Equity (Deficit)-
          Three Months Ended September 30, 1996                   6

Statements of Cash Flows -
          Three Months Ended September 30, 1996 and 1995          7

Notes to Financial Statements                                     8


Item 2:

Management's Discussion and Analysis of Results of               10
Operations and Financial Condition for the Three Months
Ended September 30, 1996




Part II.        Other Information                                11















                                       3

                              UNITRONIX CORPORATION
                          PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                 BALANCE SHEETS
                                                   September 30,
                                                       1996          June 30,
                                                    (Unaudited)      1996 (1)
                                      ASSETS        -----------      --------
CURRENT ASSETS
      Cash                                            $36,682         $13,382
      Accounts receivable, net                        195,048         130,453
      Prepaid expenses and other current assets        43,873          52,639
                                                    ---------       ---------
      TOTAL CURRENT ASSETS                            275,603         196,474
                                                    ---------       ---------
PROPERTY, PLANT AND EQUIPMENT, NET                     88,798          88,013
                                                   ----------       ---------
OTHER ASSETS
      Capitalized software development costs, net      21,246          28,328
      Other                                             4,521           4,850
                                                   ----------         -------
      TOTAL OTHER ASSETS                               25,767          33,178
                                                    ---------         -------
TOTAL ASSETS                                         $390,168        $317,665
                                                    =========        ========
                        LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Notes payable - related party                  $495,924        $337,424
      Notes payable                                     6,323           6,323
      Accounts payable                                 79,293         116,595
      Accounts payable - related party                 57,100          57,100
      Accrued expenses                                139,048         161,122
      Deferred revenue                                144,668         117,631
                                                     --------         -------
      TOTAL CURRENT LIABILITIES                       922,356         796,195
      NOTE PAYABLE                                     11,065          12,646
                                                     --------        --------
TOTAL LIABILITIES                                     933,421         808,841
                                                     ========        ========
STOCKHOLDERS' DEFICIT
      Common stock, no par value, 12,000,000 shares
        authorized, 9,456,932 shares issued and
        outstanding                                 3,485,412       3,485,412
      Undesignated capital shares, 3,000,000 shares
        authorized, none outstanding                   ----            ----
      Accumulated deficit                          (4,028,665)     (3,976,588)
                                                    ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT                          (543,253)       (491,176)
                                                    ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $390,168        $317,665
                                                    =========        ========
(1) Derived from audited financial statements.
    See notes to financial statements.
                                       4

                                UNITRONIX CORPORATION

                                 STATEMENTS OF INCOME
                                      (Unaudited)


                                           Three Months Ended
                                              September 30,
                                             1996       1995
                                            ------     ------
REVENUES:
     Computer systems and
       software licenses                  $143,029    $252,697
     Services                              174,587     243,837
                                           -------     -------
TOTAL REVENUES                             317,616     496,534
                                           -------     -------
COSTS AND EXPENSES:
     Cost of computer systems
       and software licenses                13,796     135,151
     Cost of services                       78,235      94,270
     Product development costs             148,625     184,440
     Selling expenses                       71,762      62,474
     General and administrative
       expense                              46,557      45,465
                                           -------     -------
TOTAL COSTS AND EXPENSES:                  358,975     521,800
                                           -------     -------

LOSS FROM OPERATIONS                       (41,359)    (25,266)
INTEREST INCOME (EXPENSE),NET              (10,718)     (3,190)
OTHER INCOME (EXPENSE),NET                       0          26
                                           -------      -------
LOSS BEFORE INCOME TAXES                   (52,077)    (28,430)
                                           -------     -------
PROVISION FOR INCOME TAXES                       0           0
                                           -------     -------
NET LOSS                                  $(52,077)   $(28,430)
                                           =======     =======
LOSS PER COMMON SHARE                       $(0.01)     $(0.00)
                                           =======     =======

Weighted average number of common
   shares outstanding                    9,456,932   9,456,932





See notes to financial statements.

                               UNITRONIX CORPORATION

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    (Unaudited)

                    For the Three Months Ended September 30, 1996

                                   Common Stock
                                ------------------
                                Shares                Accumulated  Stockholders'
                                Issued      Amount      Deficit       Deficit
                                ------      ------      -------       -------

Balance, June 30, 1996          9,456,932  $3,485,412  $(3,976,588) $(491,176)

Net loss for the period           ----         ----        (52,077)   (52,077)

                                 --------    --------     ---------   --------
Balance,
September 30, 1996              9,456,932  $3,485,412  $(4,028,665) $(543,253)
                                =========   =========   ===========  =========










See notes to financial statements.

                               UNITRONIX CORPORATION
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                       1996            1995
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                            $(52,077)        $(28,430)

Adjustments to reconcile net loss to
  net cash provided by operating
  activities
      Depreciation and amortization                   14,736           51,890

(Increase) decrease in:
      Accounts receivable                            (64,595)         (54,915)
      Prepaid expenses and other current assets        8,766           (4,310)
      Other assets                                       329            1,673

Increase (Decrease) in:
      Accounts payable                               (37,302)          10,688
      Accrued expenses                               (22,074)          62,313
      Deferred revenues                               27,037           (3,605)
                                                     -------          -------
Net cash provided (used) by operating activities    (125,180)          35,304
                                                     -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sale (Purchase) of Equipment, net               (8,439)          (8,701)
                                                     -------          -------
Net cash used by investing activities                 (8,439)          (8,701)
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from debt                             158,500                0
      Payments on debt                                (1,581)          (1,580)
                                                     -------          -------
Net cash provided (used) by financing activities     156,919           (1,580)
                                                     -------          -------
Net increase (decrease) in cash                       23,300           25,023
Cash at beginning of period                           13,382           44,450
                                                     -------          -------
Cash at end of period                                $36,682          $69,473
                                                     =======          =======

See notes to financial statements.

                                UNITRONIX CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

Note 1 - Summary of Significant Accounting Policies

BASIS OF PRESENTATION:

The accompanying financial statements are unaudited. In the opinion of manage-ment, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented, have been made. The result of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 Annual Report on Form 10-K.

2 - Related Party Transactions:

During the three month period ended September 30, 1996, the Company's principal shareholder loaned the Company $83,500 under a $400,000 line of credit agreement which bears interest at the time funds are loaned at the greater of either 10% or the bank's prime interest rate plus 2%. These notes bear interest at the rate of 10% per annum. Interest expense on these notes and other borrowings amounted to $10,390 in the three month period ended September 30, 1996. The $400,000 line of credit has been exhausted; at Septem-ber 30, 1996, the Company owed $420,924 plus accrued interest against the lending agreement. Although no assurances can be given, management believes that the principal shareholder does not intend to demand repayment of the amounts owed in the foreseeable future. During the same period, two of the Company's shareholders loaned the Company $75,000 under a lending arrangement that has the same interest terms as the lending agreement with the principal shareholder. There is no guarantee that the Company's shareholders will continue to provide funds under the lending arrangement. The Company is attempting to secure additional sources of funding.

During fiscal 1993 and 1992, the Company had a consulting management agreement with a related entity controlled by its principal shareholder. The amount owed to this related entity was $57,100, at September 30, 1996, and is included in accounts payable-related party in the accompanying financial statements.

Effective July 1, 1993 a new agreement became effective in which substantially all of the employees of the related entity became employees of the Company. Under the new agreement, the Company charges the related entity for services it provides as well as fifteen percent of the company's rent expense for space occupied by the related entity. As of September 30, 1996, approximately $48,100 is owed to the Company under the new agreement. This amount is included in accounts receivable in the Company's balance sheet.


3 - Supplemental Disclosures of Cash Flow Information:

Cash paid for interest and income taxes for the periods indicated were as follows:


                                    Three Months Ended
                                       September 30,
                                     ----------------
                                     1996        1995
                                   --------    --------

      Interest, net                   $326        $424

      Taxes                         $1,706      $3,842

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


RESULTS OF OPERATIONS
---------------------

First Quarter Ended September 30, 1996, Compared to the First Quarter
---------------------------------------------------------------------
Ended September 30, 1995
------------------------
For the three month period ended September 30, 1996, software licenses accounted for 44% of sales and software maintenance accounted for 47%. The remaining revenue was generated by sales of hardware and professional services. Total sales for the three month period decreased by approximately $179,000 from the like period in 1995. All product catagories experienced decreased revenue from 1995 to 1996.

The cost of computer systems and software licenses decreased by approximately $121,000 from the first quarter of fiscal 1995 to the 1996 period, due to no new computer systems being sold during the 1996 period and lower amortization costs for software development expenses that were capitalized in prior years. Services costs decreased from year to year because no major consulting engage-ments were performed during the 1996 period. The decrease in product develop-ment costs was due to the Company not having a consulting firm assisting with the development of new products in the 1996 period. Selling expenses increased in 1996 because of higher sales commission and trade show expenses.

The increase in accounts receivable of approximately 50% during the period was caused by a significant amount of the sales for the period being made in the last month of the quarter. The age of the Company's accounts receivable as measured in number of days of sales outstanding and the Company's bad debt experience continue to be satisfactory.

Notes payable increased by approximately $158,000 during the period due to borrowings from three of the Company's shareholders. Management anticipates that further borrowing will be required to fund product development costs.

Financial Condition and Liquidity
---------------------------------

At September 30, 1996, the Company had a working capital deficit of $646,753 as compared to deficits of $599,721 at June 30, 1996, and $302,851 at September 30, 1995.

Management projects that capital from sources other than operations will be needed to fund the Company in fiscal 1997. The line of credit that was avail-under a lending agreement with the Company's principal shareholder has been exhausted. Additional funds have been provided, in the form of loans, by two other shareholders. There is no guarantee that the shareholders will continue to provide funds. The Company is attempting to secure additional sources of funding.

Management has not projected the realization of a significant amount of revenue from sales of the new product that is under development, PRAXA/OMS, in fiscal 1997. There can be no assurance that the product will be developed, or if it is developed, that it will be accepted by the market.

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


                                       Unitronix Corporation
Date: November 1, 1996
                                       By: /s/Sean F. Abad
                                           ---------------
                                           Sean F. Abad
                                           President

                                       By: /s/William C. Wimer
                                           -------------------
                                           William C. Wimer
                                           Vice President, Operations