Form 10-Q
period 1996-12-31
UNITRONIX CORP
filed 1997-02-13
CIK 835270

Form 10-Q

                     Securities and Exchange Commission
                            Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1996
                              -------------------------.

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

                                       1

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,456,932 shares of common stock, no par value, as of February 1, 1997














































                                       2


                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Balance Sheets-
          December 31, 1996 and June 30, 1996                     4


Statements of Income -
          Three Months Ended December 31, 1996 and 1995           5
          and Six Months Ended December 31, 1996 and 1995

Statement of Changes in Stockholders' Equity (Deficit)-
          Six Months Ended December 31, 1996                      6

Statements of Cash Flows -
          Six Months Ended December 31, 1996 and 1995             7

Notes to Financial Statements                                     8


Item 2:

Management's Discussion and Analysis of Results of               10
Operations and Financial Condition for the Three Months
Ended December 31, 1996 and the Six Months Ended
December 31, 1996




Part II.        Other Information                                11













                                       3

                              UNITRONIX CORPORATION
                          PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                 BALANCE SHEETS
                                                    December 31,
                                                       1996          June 30,
                                                    (Unaudited)      1996 (1)
                                      ASSETS        -----------      --------
CURRENT ASSETS
      Cash                                            $32,326         $13,382
      Accounts receivable, net                        150,525         130,453
      Prepaid expenses and other current assets        51,567          52,639
                                                    ---------       ---------
      TOTAL CURRENT ASSETS                            234,418         196,474
                                                    ---------       ---------
PROPERTY, PLANT AND EQUIPMENT, NET                    100,519          88,013
                                                   ----------       ---------
OTHER ASSETS
      Capitalized software development costs, net      14,165          28,328
      Other                                             2,713           4,850
                                                   ----------         -------
      TOTAL OTHER ASSETS                               16,878          33,178
                                                    ---------         -------
TOTAL ASSETS                                         $351,815        $317,665
                                                    =========        ========
                        LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Notes payable - related parties                $620,924        $337,424
      Notes payable                                     6,323           6,323
      Accounts payable                                160,354         116,595
      Accounts payable - related party                 57,100          57,100
      Accrued expenses                                152,416         161,122
      Deferred revenue                                122,776         117,631
                                                     --------         -------
      TOTAL CURRENT LIABILITIES                     1,119,893         796,195
      NOTE PAYABLE                                      9,484          12,646
                                                     --------        --------
TOTAL LIABILITIES                                   1,129,377         808,841
                                                     ========        ========
STOCKHOLDERS' DEFICIT
      Common stock, no par value, 12,000,000 shares
        authorized, 9,456,932 shares issued and
        outstanding                                 3,485,412       3,485,412
      Undesignated capital shares, 3,000,000 shares
        authorized, none outstanding                   ----            ----
      Accumulated deficit                          (4,262,974)     (3,976,588)
                                                    ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT                          (777,562)       (491,176)
                                                    ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $351,815        $317,665
                                                    =========        ========
(1) Derived from audited financial statements.
    See notes to financial statements.
                                       4

                                UNITRONIX CORPORATION

                                 STATEMENTS OF INCOME
                                      (Unaudited)


                                     Three Months Ended       Six Months Ended
                                         December 31,            December 31,
                                       1996       1995        1996        1995
                                      ------     ------      ------      ------
REVENUES:
     Computer systems and
       software licenses             $43,845     $25,995   $186,874    $278,692
     Services                        181,429     208,164    356,016     452,001
                                     -------     -------    -------     -------
TOTAL REVENUES                       225,274     234,159    542,890     730,693
                                     -------     -------    -------     -------
COSTS AND EXPENSES:
     Cost of computer systems
       and software licenses           7,273      43,625     21,069     178,776
     Cost of services                 88,005      93,920    166,240     188,190
     Product development costs       238,256     238,977    386,881     423,417
     Selling expenses                 65,112      64,200    136,874     126,674
     General and administrative
       expense                        47,073      51,544     93,630      97,009
                                     -------     -------    -------     -------
TOTAL COSTS AND EXPENSES:            445,719     492,266    804,694   1,014,066
                                     -------     -------    -------     -------

LOSS FROM OPERATIONS                (220,445)   (258,107)  (261,804)   (283,373)
INTEREST INCOME (EXPENSE),NET        (13,864)     (3,318)   (24,582)     (6,508)
OTHER INCOME (EXPENSE),NET                 0           0          0          26
                                     -------     -------    -------     -------
LOSS BEFORE INCOME TAXES            (234,309)   (261,425)  (286,386)   (289,855)
                                     -------     -------    -------     -------
PROVISION FOR INCOME TAXES                 0           0          0           0
                                     -------     -------    -------     -------
NET LOSS                           $(234,309)  $(261,425) $(286,386)  $(289,855)
                                     =======     =======    =======     =======
LOSS PER COMMON SHARE                 $(0.02)     $(0.03)    $(0.03)     $(0.03)
                                     =======     =======    =======     =======

Weighted average number of common
   shares outstanding               9,456,932   9,456,932  9,456,932   9,456,932





See notes to financial statements.

                               UNITRONIX CORPORATION

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    (Unaudited)

                    For the Six Months Ended December 31, 1996

                                   Common Stock
                                ------------------
                                Shares                Accumulated  Stockholders'
                                Issued      Amount      Deficit       Deficit
                                ------      ------      -------       -------

Balance, June 30, 1996          9,456,932  $3,485,412  $(3,976,588) $(491,176)

Net loss for the period           ----         ----       (286,386)  (286,386)

                                 --------    --------     ---------   --------
Balance,
December 31, 1996               9,456,932  $3,485,412  $(4,262,974) $(777,562)
                                =========   =========   ===========  =========










See notes to financial statements.

                               UNITRONIX CORPORATION
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                  Six Months Ended December 31,
                                                --------------------------------
                                                       1996            1995
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                           $(286,386)       $(289,855)

Adjustments to reconcile net loss to
  net cash provided by operating
  activities
      Depreciation and amortization                   34,315          105,929

(Increase) decrease in:
      Accounts receivable                            (20,072)          29,019
      Prepaid expenses and other current assets        1,072           11,825
      Other assets                                     2,137            2,075

Increase (Decrease) in:
      Accounts payable                                43,759           (4,648)
      Accrued expenses                                (8,706)         149,678
      Deferred revenues                                5,145          (34,031)
                                                     -------          -------
Net cash provided (used) by operating activities    (228,736)         (30,008)
                                                     -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sale (Purchase) of Equipment, net              (32,658)         (22,939)
                                                     -------          -------
Net cash used by investing activities                (32,658)         (22,939)
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from debt                             283,500           35,000
      Payments on debt                                (3,162)          (3,161)
                                                     -------          -------
Net cash provided (used) by financing activities     280,338           31,839
                                                     -------          -------
Net increase (decrease) in cash                       18,944          (21,108)
Cash at beginning of period                           13,382           44,450
                                                     -------          -------
Cash at end of period                                $32,326          $23,342
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

2 - Related Party Transactions:

During the six month period ended December 31, 1996, three of the Company's shareholders loaned the Company $283,500 that was used to fund operations.
The demand notes for these loans bear interest at the rate of 10% per annum. These and prior notes require quarterly payments of interest which the Company has not made, causing the notes to be in default. The note holders have not demanded payment of the interest or repayment of the notes but there can be no assurances that they will not do so. There is no guarantee that the Company's shareholders will continue to provide funds to the Company.

During fiscal 1993 and 1992, the Company had a consulting management agreement with a related entity controlled by its principal shareholder. The amount owed to this related entity was $57,100, at December 31, 1996, and is included in accounts payable-related party in the accompanying financial statements.

Effective July 1, 1993 a new agreement became effective in which substantially all of the employees of the related entity became employees of the Company. Under the new agreement, the Company charges the related entity for services it provides as well as fifteen percent of the company's rent expense for space occupied by the related entity. As of December 31, 1996, approximately $50,800 is owed to the Company under the new agreement. This amount is included in accounts receivable in the Company's balance sheet.

3 - Supplemental Disclosures of Cash Flow Information:

Cash paid for interest and income taxes for the periods indicated were as follows:


                                    Three Months Ended         Six Months Ended
                                        December 31,             December 31,
                                     ----------------          ----------------
                                     1996        1995          1996       1995
                                   --------    --------      --------    -------

      Interest, net                  $303      $1,016          $629      $2,055

      Taxes                             0           0        $1,706      $3,842

                              UNITRONIX CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

     The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS
---------------------
The company continued to sell computer equipment, additional PRAXA software modules, software support services and consulting services to existing customers over the past six months. One new customer acquired PRAXA software and associated training services during the period.

Programming and testing of the next release of PRAXA continued during the period. The Company expects to ship the software to Beta test sites during the final quarter of the fiscal year and make a general release to all users early in the next fiscal year.

Development of the client/server version of PRAXA, named PRAXA/OMS, continued during the period. A preliminary version of some of the functions included in the product was demonstrated at the annual conference of the American Production and Inventory Control Society in October. Follow-up activities are continuing with several prospective purchasers that viewed the product at the conference.

Second Quarter Ended December 31, 1996, Compared to the Second Quarter Ended
----------------------------------------------------------------------------
December 31, 1995
-----------------

Revenue for the three month period ended December 31, 1996 decreased by 3.8% from the like period in 1995. Sales of computer systems and software licenses increased approximately $18,000, while revenue from services declined approx-imately $27,000. This is a reflection of lower sales of consulting and training services, and marginally lower sales of software support services.

The cost of computer systems and software licenses decreased by 83% from 1995 to 1996 since there were no complete computer systems sold during the period. Expenses incurred for the amortization of software development costs that were capitalized in prior years decreased from $40,339 in the 1995 period to $6,733 in 1996. No software development costs have been capitalized since fiscal 1995. Other operating expenses decreased by approximately 2% from the 1995 period to 1996. The reduction in costs and operating expenses resulted in a 10.4% decrease in the net loss from 1995 to 1996.

Six Months Ended December 31, 1996 Compared to Six Months Ended December 31,
----------------------------------------------------------------------------
1995
----

Revenue for the six months ended December 31, 1996 decreased by approximately 26% from the like period in 1995. Sales of computer systems and software licenses decreased by $92,000 while sales of services decreased by $96,000. Management anticipates further declines in revenue until such time as PRAXA/OMS is brought to market.

The cost of computer systems and software licenses decreased by 88% for the six month period because no complete computer systems were sold during the period, and the aforementioned decrease in software amortization expenses. A 6% decrease in other expenses was primarily attributable to lower product development out-sourcing costs. The 11.6% reduction in cost of services is directly related to the lower sales of consulting and training services and software support services. The net loss for the 1996 period was approximately 1% lower than the net loss for the comparable 1995 period.

Total assets increased by 11% during the six months ended December 31, 1996, while total liabilities increased by 40%. Working capital decreased by approximately $285,000 during the period to negative $885,475. The stockholders' deficit increased by $286,000 during the period.

Financial Condition and Liquidity
---------------------------------

The Company borrowed $283,500 from shareholders during the six month period ended December 31, 1996. As of August 31, 1996 the $400,000 line of credit that was granted to the Company by its principal shareholder was exhausted and there were no other credit lines available to the Company. The Company is attempting to secure additional sources of funding.

Management does not project the realization of significant amounts of revenue from sales of PRAXA/OMS in fiscal 1997. There can be no assurance that the product will be developed, or if it is developed, that it will be accepted by the market.

Part II-Other Information

Item 1.  Legal Proceedings

     The Company filed suit against Computer Management Sciences, Inc. (CMSI) in the United States District Court for the District of Massachusetts in Boston, Massachusetts on October 25, 1996. The suit seeks damages resulting from the breach of three contracts by CMSI to develop portions of the PRAXA/OMS software, which contracts had been entered into by the Company in 1995 and 1996. The Company is seeking an amount in excess of $150,403.50, which is the amount that the Company paid to CMSI during the course of the contracts, plus costs, interest and such other and further relief that the Court deems just and equitable. On January 17, 1997, CMSI filed a counterclaim in the same Court alleging that the Company is liable to CMSI in an amount exceeding $200,000 on account of the Company's alleged breaches of the same contracts. Management believes that the CMSI counterclaim is without merit and is defending this counterclaim vigorously.

Item 3.  Defaults Upon Senior Securities

     As of December 31, 1996 the Company had borrowed $620,924.16 from three of its shareholders. The loans are in the form of demand notes that require quarterly payments of interest to the holders of the notes. The Company has made no interest payments against the notes and, as of December 31, 1996, owed $57,836.82 in accrued interest to the note holders. This amount is included in accrued expenses in the Company's balance sheet. As of February 12, 1997 the note holders have not requested payment of the interest due on the notes, but there can be no assurance that no such demand will be made.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

     Exhibit 27.  Financial Data Schedule

B.  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the six months ended December 31, 1996.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Unitronix Corporation
Date: February 13, 1997
                                       By: /s/Sean F. Abad
                                           ---------------
                                           Sean F. Abad
                                           President

                                       By: /s/William C. Wimer
                                           -------------------
                                           William C. Wimer
                                           Vice President, Operations