Form 10-Q
period 1997-03-31
UNITRONIX CORP
filed 1997-05-15
CIK 835270

Form 10-Q

                     Securities and Exchange Commission
                            Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997
                              -------------------------.

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

                                       1

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,456,932 shares of common stock, no par value, as of May 15, 1997














































                                       2


                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Balance Sheets-
          March 31, 1997 and June 30, 1996                        4


Statements of Income -
          Three Months Ended March 31, 1997 and 1996              5
          and Nine Months Ended March 31, 1997 and 1996

Statement of Changes in Stockholders' Equity (Deficit)-
          Nine Months Ended March 31, 1997                        6

Statements of Cash Flows -
          Nine Months Ended March 31, 1997 and 1996               7

Notes to Financial Statements                                     8


Item 2:

Management's Discussion and Analysis of Results of               10
Operations and Financial Condition for the Three Months
Ended March 31, 1997 and the Nine Months Ended
March 31, 1997




Part II.        Other Information                                12













                                       3

                              UNITRONIX CORPORATION
                          PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                 BALANCE SHEETS
                                                     March 31,
                                                       1997          June 30,
                                                    (Unaudited)        1996
                                      ASSETS        -----------      --------
CURRENT ASSETS
      Cash                                             $6,900         $13,382
      Accounts receivable, net                        100,779         130,453
      Prepaid expenses and other current assets        29,934          52,639
                                                    ---------       ---------
      TOTAL CURRENT ASSETS                            137,613         196,474
                                                    ---------       ---------
PROPERTY, PLANT AND EQUIPMENT, NET                     92,004          88,013
                                                   ----------       ---------
OTHER ASSETS
      Capitalized software development costs, net       7,082          28,328
      Other                                             2,436           4,850
                                                   ----------         -------
      TOTAL OTHER ASSETS                                9,518          33,178
                                                    ---------         -------
TOTAL ASSETS                                         $239,135        $317,665
                                                    =========        ========
                        LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Notes payable - related parties                $753,924        $337,424
      Notes payable                                     6,323           6,323
      Accounts payable                                309,351         116,595
      Accounts payable - related party                 57,100          57,100
      Accrued expenses                                173,826         161,122
      Deferred revenue                                104,361         117,631
                                                     --------         -------
      TOTAL CURRENT LIABILITIES                     1,404,885         796,195
      NOTE PAYABLE                                      8,341          12,646
                                                     --------        --------
TOTAL LIABILITIES                                   1,413,226         808,841
                                                     ========        ========
STOCKHOLDERS' DEFICIT
      Common stock, no par value, 12,000,000 shares
        authorized, 9,456,932 shares issued and
        outstanding                                 3,485,412       3,485,412
      Undesignated capital shares, 3,000,000 shares
        authorized, none outstanding                   ----            ----
      Accumulated deficit                          (4,659,503)     (3,976,588)
                                                    ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT                        (1,174,091)       (491,176)
                                                    ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $239,135        $317,665
                                                    =========        ========
See notes to financial statements.
                                       4

                                UNITRONIX CORPORATION

                                 STATEMENTS OF INCOME
                                      (Unaudited)


                                     Three Months Ended      Nine Months Ended
                                           March 31,              March 31,
                                       1997       1996        1997        1996
                                      ------     ------      ------      ------
REVENUES:
     Computer systems and
       software licenses              $2,800    $158,093   $189,674    $436,785
     Services                        158,526     200,906    514,542     652,907
                                     -------     -------    -------   ---------
TOTAL REVENUES                       161,326     358,999    704,216   1,089,692
                                     -------     -------    -------     -------
COSTS AND EXPENSES:
     Cost of computer systems
       and software licenses           8,917     113,333     29,986     292,109
     Cost of services                 83,008      81,501    249,248     269,691
     Product development costs       366,172     218,692    753,053     642,109
     Selling expenses                 25,402      58,039    162,276     184,713
     General and administrative
       expense                        54,858      75,057    148,488     172,066
                                     -------     -------  ---------   ---------
TOTAL COSTS AND EXPENSES:            538,357     546,622  1,343,051   1,560,688
                                     -------     -------    -------     -------

LOSS FROM OPERATIONS                (377,031)   (187,623)  (638,835)   (470,996)
INTEREST INCOME (EXPENSE),NET        (17,142)     (5,236)   (41,724)    (11,744)
OTHER INCOME (EXPENSE),NET            (2,356)     (2,134)    (2,356)     (2,108)
                                     -------     -------    -------     -------
LOSS BEFORE INCOME TAXES            (396,529)   (194,993)  (682,915)   (484,848)
                                     -------     -------    -------     -------
PROVISION FOR INCOME TAXES                 0           0          0           0
                                     -------     -------    -------     -------
NET LOSS                           $(396,529)  $(194,993) $(682,915)  $(484,848)
                                     =======     =======    =======     =======
LOSS PER COMMON SHARE                 $(0.04)     $(0.02)    $(0.07)     $(0.05)
                                     =======     =======    =======     =======

Weighted average number of common
   shares outstanding               9,456,932   9,456,932  9,456,932   9,456,932





See notes to financial statements.

                               UNITRONIX CORPORATION

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    (Unaudited)

                     For the Nine Months Ended March 31, 1997

                                   Common Stock
                                ------------------
                                Shares                Accumulated  Stockholders'
                                Issued      Amount      Deficit       Deficit
                                ------      ------      -------       -------

Balance, June 30, 1996          9,456,932  $3,485,412  $(3,976,588)  $(491,176)

Net loss for the period           ----         ----       (682,915)   (682,915)

                                 --------    --------     ---------    --------
Balance,
March 31, 1997                  9,456,932  $3,485,412  $(4,659,503) $(1,174,091)
                                =========   =========   ===========   =========










See notes to financial statements.

                               UNITRONIX CORPORATION
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                    Nine Months Ended March 31,
                                                --------------------------------
                                                       1997            1996
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                           $(682,915)       $(484,848)

Adjustments to reconcile net loss to
  net cash provided by operating
  activities
      Depreciation and amortization                   53,517          160,423

(Increase) Decrease in:
      Accounts receivable                             29,674           14,836
      Prepaid expenses and other current assets       22,705           19,468
      Other assets                                     2,414            2,451

Increase (Decrease) in:
      Accounts payable                               192,756           81,656
      Accrued expenses                                12,704          119,925
      Deferred revenues                              (13,270)         (68,065)
                                                     -------          -------
Net cash provided (used) by operating activities    (382,415)        (154,154)
                                                     -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sale (Purchase) of Equipment, net              (36,262)         (28,448)
                                                     -------          -------
Net cash used by investing activities                (36,262)         (28,448)
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from debt                             416,500          150,000
      Payments on debt                                (4,305)          (4,742)
                                                     -------          -------
Net cash provided (used) by financing activities     412,195          145,258
                                                     -------          -------
Net increase (decrease) in cash                       (6,482)         (37,344)
Cash at beginning of period                           13,382           44,450
                                                     -------          -------
Cash at end of period                                 $6,900           $7,106
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

2 - Related Party Transactions:

During the nine month period ended March 31, 1997, three of the Company's shareholders loaned the Company $416,500 that was used to fund operations.
The demand notes for these loans bear interest at the rate of 10% per annum. These and prior notes require quarterly payments of interest which the Company has not made, causing the notes to be in default. The note holders have not demanded payment of the interest or repayment of the notes but there can be no assurances that they will not do so. There is no guarantee that the Company's shareholders will continue to provide funds to the Company.

During fiscal 1993 and 1992, the Company had a consulting management agreement with a related entity controlled by its principal shareholder. The amount owed to this related entity was $57,100, at March 31, 1997, and is included in accounts payable-related party in the accompanying financial statements.

Effective July 1, 1993 a new agreement became effective in which substantially all of the employees of the related entity became employees of the Company. Under the new agreement, the Company charges the related entity for services it provides as well as fifteen percent of the company's rent expense for space occupied by the related entity. As of March 31, 1997, approximately $52,900 is owed to the Company under the new agreement. This amount is included in accounts receivable in the Company's balance sheet.

3 - Supplemental Disclosures of Cash Flow Information:

Cash paid for interest and income taxes for the periods indicated were as follows:


                                              Nine Months Ended
                                                   March 31,
                                               ----------------
                                               1997        1996
                                             --------    --------

      Interest, net                             $817      $2,432

      Taxes                                   $1,718      $3,842


4 - Earnings per Share computation

Effective June 30, 1998, the Company will adopt Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share", which will require the disclosure of Basic Earnings per Common Share and Diluted Basic Earnings per Common Share for all periods presented. Early application of SFAS 128 is not allowed, but pro forma disclosure is allowed.

                              UNITRONIX CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

     The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS
---------------------
The company continued to sell computer equipment, additional PRAXA software modules, software support services and consulting services to existing customers over the past nine months. One new customer acquired PRAXA software and associated training services during the period.

Programming and testing of the next release of PRAXA continued during the period. The Company plans to ship the software to Beta test sites during the month of May and make a general release to all users during the first quarter of the next fiscal year.

Development of the client/server version of PRAXA, named PRAXA/OMS, continued during the period. A preliminary version of some of the functions included in the product was demonstrated at the annual conference of the American Production and Inventory Control Society in October. Follow-up activities are continuing with several prospective purchasers that viewed the product at the conference.
A user of the current version of PRAXA has verbally agreed to purchase PRAXA/OMS to be installed in three divisions of the company. If a contract is granted by the customer, these installations will be the Beta test sites for the product.

Third Quarter Ended March 31, 1997, Compared to the Third Quarter Ended
-----------------------------------------------------------------------
March 31, 1996
--------------

Revenue for the three month period ended March 31, 1997 decreased by 55% from the like period in 1996. Sales of computer systems and software licenses decreased approximately $156,000, while revenue from services declined approx-imately $42,000. The lower sales of computer systems and software licenses is indicative of the lack of opportunities to sell additional software and/or software and hardware upgrades to the PRAXA user base. The lower support revenues are a reflection of lower sales of consulting and training services, and marginally lower sales of software support services.

The cost of computer systems and software licenses for the three month period ended March 31, 1997, decreased by 92% from the like period in 1996 since there were no complete computer systems sold during the period. Expenses incurred for the amortization of software development costs that were capitalized in prior years decreased from $40,339 in the 1996 period to $6,733 in the 1997 period.
No software development costs have been capitalized since fiscal 1995.

Product development costs increased by 67% from the third quarter in fiscal 1996 to the like period in fiscal 1997. This increase was due to the use of consul-tants to assist the Company's internal product development group in the develop-ment of the PRAXA/OMS product. Additionally, the customer support staff spent approximately 40% of their time on developing the upcoming release of the PRAXA software.

Selling expenses decreased by 56% from the three month period ended March 31, 1996 to the like period in 1997 due to lower sales commissions and the resig-nation of a sales consultant early in the quarter. General and administrative expenses decreased by 27% due to the resignation of two administrative employees during the quarter.

Nine Months Ended March 31, 1997 Compared to Nine Months Ended March 31,1996
----------------------------------------------------------------------------

Revenue for the nine months ended March 31, 1997, decreased by approximately 35% from the like period in 1996. Sales of computer systems and software licenses decreased by $247,000 while sales of services decreased by $138,000. Management anticipates further declines in revenue until such time as PRAXA/OMS is brought to market and is accepted by the marketplace.

The cost of computer systems and software licenses for the nine month period ended March 31, 1997, decreased by 90% from the like period in 1996 because no complete computer systems were sold during the 1997 period, and because of the aforementioned decrease in software amortization expenses. The cost of services, selling expenses and general and administrative expenses decreased from the 1996 period to the 1997 period because of continued tight cost controls by management and the staff resignations noted above. Product development costs increased by 17% from the nine months ended March 31, 1996, to the like period in 1997 due to a larger internal staff and external consultants assigned to the PRAXA/OMS project, and the time spent by the customer support staff on develop-ing the next release of PRAXA. The loss from operations for the nine month period ended March 31, 1997, increased by 41% from the like period in 1996.

Total assets decreased by 25% during the nine months ended March 31, 1997, from the like period in 1996, while total liabilities increased by 75%. Most of the increase in liabilities was in notes payable to related parties and accounts payable. Working capital decreased by approximately $668,000 during the nine month period ended month period ended March 31, 1997, to negative $1,267,272. The stockholders' deficit increased by $683,000 during the same period.

Financial Condition and Liquidity
---------------------------------

The Company borrowed $416,500 from shareholders during the nine month period ended March 31, 1997. As of August 31, 1996 the $400,000 line of credit that was granted to the Company by its principal shareholder was exhausted and there were no other credit lines available to the Company. From time to time funds have been provided to the Company by certain shareholders in the form of demand notes, all of which bear interest of 10% per annum. To date there have been no demands for repayment of the notes or payment of the interest accrued on the notes. However, management cannot guarantee that such demands will not be made. The Company is attempting to secure additional sources of funding; however, there can be no guarantee that additional sources of funding will be found. The PRAXA/OMS development activity will be curtailed if such funding is not located.

Management does not project the realization of significant amounts of revenue from sales of PRAXA/OMS in fiscal 1997. Also, there can be no assurance that the product will be developed, or if it is developed, that it will be accepted by the market.

Earnings per Share Computation
------------------------------

Effective June 30, 1998, the Company will adopt Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share", which will require the disclosure of Basic Earnings per Common Share and Diluted
Basic Earnings per Common Share for all periods presented. Early application of SFAS 128 is not allowed, but pro forma disclosure is allowed.

Part II-Other Information

Item 1.  Legal Proceedings

     The Company filed suit against Computer Management Sciences, Inc. (CMSI) in the United States District Court for the District of Massachusetts in Boston, Massachusetts on October 25, 1996. The suit seeks damages resulting from the breach of three contracts by CMSI to develop portions of the PRAXA/OMS software, which contracts had been entered into by the Company in 1995 and 1996. The Company is seeking an amount in excess of $150,403, which is the amount that the Company paid to CMSI during the course of the contracts, plus costs, interest and such other and further relief that the Court deems just and equitable. On January 17, 1997, CMSI filed a counterclaim in the same Court alleging that the Company is liable to CMSI in an amount exceeding $200,000 on account of the Company's alleged breaches of the same contracts. Management believes that the CMSI counterclaim is without merit and is defending this counterclaim vigorously.

Item 3.  Defaults Upon Senior Securities

As of March 31, 1997 the Company had borrowed $753,924 from three of its shareholders. The loans are in the form of demand notes that require quarterly payments of interest to the holders of the notes. The Company has made no interest payments against the notes and, as of March 31, 1997, owed $74,791 in accrued interest to the note holders. This amount is included in accrued expenses in the Company's balance sheet. As of April 28, 1997 the note holders have not requested payment of the interest due on the notes, but there can be no assurance that such demand will not be made.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

     Exhibit 27.  Financial Data Schedule

B.  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the nine months ended March 31, 1997.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Unitronix Corporation
Date: May 15, 1997
                                       By: /s/Jack E. Shaw
                                           ---------------
                                           Jack E. Shaw
                                           Chairman and Chief
                                           Executive Officer

                                       By: /s/William C. Wimer
                                           -------------------
                                           William C. Wimer
                                           Vice President, Operations