Form 10-K
period 1997-06-30
UNITRONIX CORP
filed 1997-10-09
CIK 835270

Form 10-K
                 Securities and Exchange Commission
                      Washington, DC 20549

ANNUAL REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended    June 30, 1997
                           -----------------

                Commission file number  0-17080

                         UNITRONIX CORPORATION
                         ----------------------
            (Exact name of registrant as specified in its charter)

      New Jersey                                     22-2086851
---------------------------                     --------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

Based upon the last sale price of the stock on October 7, 1997, of $0.1875 per share, the aggregate market value, as of October 8, 1997 of the shares of common stock held by non-affiliates was $387,486. "Non-affiliates" includes all share owners of the registrant other than its officers, directors and owners of more than ten percent of its outstanding stock.

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
Yes       X               No
        -----                -----

             APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

9,456,932 shares of common stock, no par value, as of October 8, 1997

                     DOCUMENTS INCORPORATED BY REFERENCE

                                    NONE

                                    PART I
Item 1.                            BUSINESS
-------                            --------

This report contains statements of a forward-looking nature relating to future events or future financial results of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this report which could cause actual events or results to differ from those indicated by such forward-looking statements.

GENERAL

Unitronix Corporation was founded and incorporated in 1975 in the State of New Jersey, and operated as a distributor of products manufactured by Digital Equipment Corporation until 1986. In 1986 the Company purchased the PRAXA software package from Xerox Corporation and since that time has been in the business of marketing, installing and supporting turnkey computer systems incorporating PRAXA and equipment manufactured by Digital. The Company also separately licenses PRAXA software to existing Digital customers and to purchasers from other vendors of Digital computer equipment. PRAXA is a Manufacturing Resource Planning (MRPII) system which integrates manufacturing, distribution and financial applications into one system that monitors and supports material requirements planning, capacity planning, factory order and cost control, inventory control, product sales and distribution and financial accounting.

MRPII systems were well accepted by manufacturing industries by the mid-1980's and were widely adopted by large and medium sized firms. Sub-sets of MRPII systems are employed by non-manufacturing firms to help manage specific segments of their businesses, e.g., wholesale distributors employ the sales, distribution and financial modules of MRPII systems in their firms, while some service companies use only the financial modules.

The successor to MRPII, Enterprise Resource Planning (ERP), was introduced in the early 1990's. Until recently, most of the revenue derived from ERP has been from sales to large corporations that have multiple locations to manage and control. Three software suppliers have accounted for the majority of the total dollar volume of ERP sales to date. The ERP systems designed for large enterprises have not been widely accepted by small and mid-sized firms because they are generally too complex, too costly and take too long and cost too much to implement.

NEW PRESIDENT

A Memorandum of Understanding, dated September 15, 1997, and amendment thereto dated October 6, 1997, has been entered into by the Company with an individual for the position of President. It is anticipated that an employment contract will be signed by October 31, 1997, but no assurances can be given that the contract will be executed.

PRODUCTS

The Company's original software product, PRAXA, is a third generation MRPII system that was well accepted by the marketplace from the mid 1980's to the early 1990's. PRAXA consists of 29 modules that help manufacturing and distribution firms manage their sales, distribution, manufacturing and accounting functions. PRAXA is written in COBOL and operates exclusively on Digital's VAX and Alpha computer systems with the VMS operating system. PRAXA was licensed and installed by approximately 200 companies at 450 sites, including locations in Mexico and Canada. PRAXA succeeded in the marketplace because of its rich functionality and adaptability to the customers unique needs. The Company continually enhanced the product by incorporating new features and functions, such as the ability to schedule and control continuous manufacturing operations. Upgrades to the software were released annually.

Beginning in the early 1990's the users of commercial computer software began to demand products that were easier to use, more readily adaptable to their needs and less expensive to operate and maintain. Systems built around the client-server paradigm were thought to fulfill those needs, and many existing and new suppliers of manufacturing software mounted major development projects to bring client-server ERP systems to market. The demand for conventional MRPII systems fell dramatically to the point where sales of PRAXA to new customers amounted to only three systems from 1992 to 1996. The Company's revenues have been generated primarily from the sale of hardware and PRAXA license upgrades, software support, and additional PRAXA modules to existing customers, since 1991.

COMPUTER EQUIPMENT

The Company is a reseller of computer systems and operating system software manufactured by Digital Equipment Corporation. All of the sales of such equipment and software made since 1992 have been to users of the PRAXA MRPII system. The Company purchases the equipment and software from one of the major national distributors of DEC equipment. The Company doesn't inventory any equipment since it is drop-shipped directly to the Company's customer by the distributor.

CUSTOMER SUPPORT

The Company provides "hot-line" support to PRAXA users from its office in Mt Laurel, New Jersey. This support is in the nature of resolving specific problems that users encounter in using the PRAXA software. The customer support group also develops enhanced versions of PRAXA that are released periodically. The newest version, release 11.0, completed Beta testing in July, 1997, and has been released to several support customers for production installations. This release contains the changes needed to solve the year 2000 problem.

PROFESSIONAL SERVICES

The Company provides consulting and training services to PRAXA users. Since the Company no longer employs any pre-sales or post-sales consultants all consulting and training services are being provided by the customer support group. This group also provides custom programming for PRAXA users.

SALES AND MARKETING

The National Director of Sales is currently the only full-time sales person employed by the Company. Located in the Chicago area, this individual is responsible for all sales activity for the Company, including liaison with a value added reseller that has resold two PRAXA systems over the past three years. The primary focus of the Director of Sales during the past three years has been to sell PRAXA software upgrades and add-ons and computer system upgrades to existing PRAXA customers. At present, PRAXA users that are not eligible to receive the latest version of PRAXA because they are not covered by support agreements are being targeted because of the approach of the year 2000.

PRODUCT DEVELOPMENT

The Company has historically sold PRAXA to companies that achieve annual sales of $25 million to $500 million ("the midmarket") and to divisions of larger corporations. Because of the large number of prospective users of ERP systems that fall into the midmarket, and the lack of penetration of the midmarket by the major suppliers of large ERP systems, the Company intends to continue to direct its product development and marketing efforts towards this segment of the market.

Midmarket firms typically have less information systems resources than larger companies. Consequently midmarket firms are attracted by systems that are cost effective, are easy to customize to their unique needs, are easy to learn and that can be implemented quickly with minimal disruption to the ongoing business. These firms also require the assurance of quick response to questions and problems that arise during their use of a system. Another key feature that midmarket firms look for in systems is the scalability of the system, that is, the ability of the system to handle larger numbers of users and to operate on more powerful hardware platforms as the firm grows.

Unitronix started a project in 1993 to create a client-server Enterprise Resource Planning system to sell into the midmarket. A small staff of software developers and testers was hired, and information systems contractors were employed to develop some portions of the new system. From mid 1993 through early 1997, the Company spent approximately $1.6 million on the development of the new system that resulted in approximately one-half of the software that was needed for the initial release of the product being written.

By early 1997 it was evident that new technologies were gaining momentum in the information systems field. Information systems developed with languages and tools that were used for developing internet applications held out the promise to the user of the system of lower development costs, lower deployment and operating expenses and easier adaptability to the users particular needs.
Faced with the prospect of spending another year and significantly more funds to complete the development of the client-server system that the Company was working on, management elected during the last quarter of fiscal 1997 to curtail the current client-server development effort and embark upon a project to convert what had been accomplished to date into an internet/intranet-based product.

The product is being designed to have the same functionality and the same screen appearances as the client-server system that was curtailed. Current plans call for the system to be developed as a multi-tier system that will operate with work-stations that use the Windows 95, Windows NT or Macintosh operating systems. It will interface with servers that run with UNIX or Microsoft
Windows NT operating systems, and with the Microsoft SQL Server, Oracle or Sybase relational data base management systems.

The software development work has been outsourced to a software development firm that is utilizing proprietary tools to develop the new product. These tools are expected to save considerable time and expense, and the Company expects to benefit from these savings. A contract that was executed in September, 1997, with the development firm calls for delivery of a finished product before the end of calendar year 1998. In addition to making cash payments as certain milestones are reached, the Company will issue stock to the development firm upon reaching each of four major milestones. A total of 300,000 shares of common stock will be issued to the development firm during the life of the contract. The contract with the development firm is included as an exhibit
to this form 10-K.   The Company is responsible for defining the functional
requirements of the system and for testing the final product prior to installing it at customer sites.

The new ERP product will be marketed domestically through a combination of distributors and a small direct sales force. It is envisioned that sales offices will be established in three or four cities during the first two years of selling the new product; future offices will be opened as demand dictates. Sales specialists will also be added to recruit and work with resellers of the ERP product in those locations where the Company doesn't provide direct sales coverage.

The ERP product will also be marketed in foreign markets by distributors that are resident in the particular markets that they will serve. The Company is currently carrying on exploratory discussions with a firm that has expressed interest in marketing the product in several Eastern European countries. The planned design of the product is such that it should be easily localized for the native language and currency of any particular country.

PRODUCT PROTECTION : TRADEMARKS

As is typical in the software industry, in order to protect its right in the software, the Company does not "sell" its PRAXA software products, but instead provides customers with perpetual, fully-paid licenses to use one or more copies of the software on specifically identified computer systems. The Company also seeks to protect its proprietary interest in PRAXA through a combination of copyright laws, trade secret laws, and contractual agreements (including nondisclosure obligations) with customers, consultants, employees and others. Existing United States copyright laws provide only limited protection and even less protection may be available under foreign laws. While the enforceability of contractual provisions governing confidentiality cannot be assured in all cases, the Company believes that they tend to deter unauthorized use of the Company's proprietary information. "PRAXA" and "Unitronix" are registered federal trademarks of the Company which will expire, unless renewed, on January 14, 2005 and September 20, 2002, respectively.

EQUIPMENT RESALE

The Company was named a Distributor Affiliated Value Added Reseller (DVAR) for Pioneer-Standard Electronics, Inc. in May, 1996. This relationship provided the Company with a source of computer equipment manufactured by Digital Equipment Corporation for resale to its customers. This relationship, which Was for a one year period, was not renewed by Pioneer-Standard in May, 1997, Due to the low volume of equipment sales that had been achieved by the Company during the one year period of the agreement. The Company currently has no reseller relationships with providers of computer equipment.

CUSTOMER DEPENDENCE

One customer accounted for $133,500 or 14.2% of the Company's total revenue in the year ended June 30, 1997. Since the revenue derived from this customer was for a new PRAXA software license and one year of software support, the Company does not anticipate sales to this customer at comparable levels in future years. No other single customer accounted for more than 10% of total revenue for the year.

HISTORY OF LOSSES

The Company incurred net losses of $241,849 in fiscal 1995, $463,817 in fiscal 1996 and $802,947 in fiscal 1997. As of June 30, 1997, the Company had an accumulated deficit of $4,779,535. There can be no assurance that the Company will be profitable in the future.

RISKS ASSOCIATED WITH NEW PRODUCT DEVELOPMENT
---------------------------------------------

TECHNOLOGICAL RISKS

Some of the technologies that are embodied in the new product, such as JAVA, have not been widely used to develop major, mission-critical business application software. Management recognizes that there is the risk of lack of market acceptance of the product because of the use of leading edge tools and techniques to develop the product. However, it feels that the advantages of these tools and techniques outweigh the potential risks. The technologies being used for the new product are expected not only to permit faster development, but also to make the product easier to modify, install and maintain

INCOMPLETE THIRD-PARTY RELATIONSHIPS

The Company intends to integrate its new product with software that has been developed by other firms, including software for financial applications, advanced planning and scheduling, work flow, electronic data interchange and data collection. Currently the software packages that the Company's product will integrate with are being identified, but there can be no assurance that the Company will be able to establish beneficial relationships with suppliers of these products.

LACK OF SALES CHANNELS

The Company intends to market its new product domestically with its own sales force in some areas where there is a concentration of users of the PRAXA system, and through reseller organizations in geographic areas where the Company does not want to establish sales offices. At the present time the Company has only one sales employee, its Director of Sales, and no reseller relationships. In foreign markets, the Company plans to market its product strictly through resellers that are resident in the market that they will serve. The Company currently has no relationships with foreign distributors. Two of the leading ERP vendors that have been marketing primarily to large companies through their own sales force have recently begun to recruit resellers to sell their products to mid-size manufacturers, which is the Company's target market. There can be no assurance that the Company will be able to recruit qualified sales personnel or resellers domestically or in foreign markets.

COMPETITION

The world-wide ERP software market was estimated by Advanced Manufacturing Resources , a Boston-based market research firm, to have generated $5.2 billion in revenues in 1995, and that it will generate $19 billion by 2001. The size and rapid growth of the market has attracted a multitude of suppliers of all sizes, resulting in intense competition and rapid innovation within the ERP industry. It is estimated that there are more than three hundred ERP and MRP II software packages of varying degrees of capability currently being marketed in the United States.

A number of suppliers of ERP and MRP II software packages, including the Company, have been selling to midmarket companies for several years. Many of these vendors have been selling and installing client-server products for several years. The vendors that have been selling almost exclusively to large companies, such as SAP, Baan and Oracle, have begun efforts to sell their products to midmarket companies. The features and functionality of the products of these suppliers are well developed since they have been enhancing their original products for a number of years. Although the Company believes that its new product will have features that will enable it to compete successfully in the marketplace, there can be no assurance that this will be the case.

CONTROL BY EXISTING STOCKHOLDERS

The Company's directors and their families together own approximately 78.1% of the outstanding shares of the common stock of the Company. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the election of directors, and mergers, consolidations and sales of the assets of the Company.

EMPLOYEES

At October 8, 1997, the Company employed 7 persons, including 1 in sales, 3 in customer support, 1 in product management and 2 in finance and administration. Management believes that the Company's employee relations are satisfactory.


ITEM 2                              PROPERTIES
------                              ----------

The Company's executive offices occupy 1600 square feet of rented office space in Peabody, Massachusetts, at a rental rate of $1,735 per month. The Company is a tenant at will in this space. Piedmont Software, Inc. reimburses the Company 15% of the rent for its use of a portion of the office space.

The Company has a two year lease for 2,125 square feet of office space in Mt Laurel, New Jersey, for the use of its customer support and technical services operation. The monthly rent for this facility is $2,827 through April 30, 1998, at which time the lease expires.


ITEM 3                        LEGAL PROCEEDINGS
------                        -----------------

The Company filed suit against Computer Management Sciences, Inc. (CMSI) in the United States District Court for the District of Massachusetts in Boston, Massachusetts on October 25, 1996. The suit seeks damages resulting from the breach of three contracts by CMSI to develop portions of the client-server ERP software, which contracts having been entered into in 1995 and 1996. The Company is seeking an amount in excess of $150,503, which is the amount that the Company paid to CMSI during the course of the contracts, plus costs, interest and such other relief that the Court deems just and equitable. On January, 17, 1997, CMSI filed a counterclaim in the same Court alleging that the Company is liable to CMSI in an amount exceeding $200,000 on account of the Company's alleged breaches of the same contracts. Management believes that the CMSI counterclaim is without merit and is defending this counterclaim vigorously. There can be no assurance that an adverse outcome will not result in an adverse effect on the company's financial position or results of its operations.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------         ---------------------------------------------------

The Company did not submit any matters to a vote of the shareholders during the last quarter of fiscal year 1997.

PART II
Item 5          MARKET FOR THE COMPANY'S COMMON STOCK AND
                -----------------------------------------
                     RELATED SECURITY HOLDER MATTERS
                     -------------------------------
The Company's Common Stock is currently listed on the over the counter "pink sheets".

The following table sets forth, for the calendar quarters indicated, the high and low bid prices reported for the Company's Common Stock, by the indicated source. There were 136 record holders of the Company's Common Stock (including brokerage firms and other nominees) on October 3, 1997. Based upon the number of requests for Proxy materials at the time of the last annual meeting of the shareholders, the Company believes that there are approximately 450 beneficial shareholders.

Calendar Year Ended December 31,          NASDAQ OTC Bulletin Board
--------------------------------          -------------------------

                                                 Bid Prices
                                                 ----------
                                               High       Low
                                               ----       ---
1995
Third Quarter                                  No Bid     No Bid
Fourth Quarter                                 No Bid     No Bid

1996
First Quarter                                  No Bid     No Bid
Second Quarter                                 No Bid     No Bid
Third Quarter                                  No Bid     No Bid
Fourth Quarter                                 0.0625     0.0625

1997
First Quarter                                  0.0625     0.0625
Second Quarter                                 0.0625     0.0300

DIVIDEND POLICY

No dividends have been declared by the Board of Directors. The Board of Directors currently plans to retain any future earnings for use in the Company's business.

Item 6                     SELECTED FINANCIAL DATA
                           -----------------------

                       Summary Consolidated Financial Information
                         (in thousands, except per share data)
                            For fiscal year ending June 30,
                            -------------------------------
CONSOLIDATED INCOME              1997      1996      1995      1994      1993
STATEMENT DATA:                  ----      ----      ----      ----      ----
Revenue from Operations          $940    $1,353    $1,496    $2,081    $1,612
(Loss) from Operations           (737)     (451)     (227)     (201)     (411)

Net (Loss) Before
  Extraordinary Item             (803)     (464)     (242)     (209)     (426)
Extraordinary Item:
  Forgiveness of Debt               -         -         -         -     1,746

Net Income (Loss)                (803)     (464)     (242)     (209)    1,320

Per Share Data:
  Profit (Loss) From
    Operations                   (.08)     (.05)     (.03)     (.03)     (.14)
  Extraordinary Item                -         -         -         -       .60
Income (Loss) Per Share          (.08)     (.05)     (.03)     (.03)      .46

Shares Used in Computing
  Per Share Data            9,456,932 9,456,932 9,456,932 6,028,149 2,893,529

CONSOLIDATED BALANCE SHEET DATA:

Working Capital/(Deficit)     $(1,369)    $(600)    $(318)    $(325)    $(426)
Total Assets                      222       272       569       926     1,274
Short term debt, including
  current maturities of
  long-term debt                  889       344       124       124       100
Long-term debt, less
  current maturities                7        13        19        26         0
Shareholder's equity
  (deficit)                    (1,294)     (491)      (27)      214       324

Item 7.
-------
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

FISCAL YEAR ENDED JUNE 30, 1997 VS. FISCAL YEAR ENDED JUNE 30, 1996

Total revenue for the Company decreased by 30% from fiscal 1996 to fiscal 1997. Revenue from the sale of computer systems and software licenses decreased by 45%, which is a direct reflection of the lack of market acceptance of the third generation PRAXA MRP II software package. Revenue from services declined by 22% due to less demand for training and consulting services and fewer software maintenance customers Management believes that revenue from PRAXA software support will continue to decline.

The cost of computer systems and software licenses decreased by 88% from fiscal 1996 to fiscal 1997. The only purchases made during the year were for third party software licenses. The amortization of capitalized software development expenses declined from $161,596 in fiscal 1996 to $28,328 in fiscal 1997. All of the PRAXA development expenses that were capitalized in prior years have now been amortized.

Product development expenses increased by 46% from 1996 to 1997 as the Company increased the use of consultants and increased the size of its development staff in an effort to complete the development of the client-server version of PRAXA. The Company is attempting to recover the funds paid to a consulting firm for progress billings on three software development contracts because the consulting firm did not complete the projects. This subject is discussed in Item 3 of Part I of this document. The Company has outsourced a significant portion of its future software development activity.

All other areas of expense declined from 1996 to 1997 due to further reductions in staffing. Four people, including two in finance and administration, one in sales and marketing and one in customer support resigned during the year and were not replaced. Further expense reductions were made late in the fiscal year including elimination of the product development staff and a reduction in the office space rented for the Peabody headquarters. Even with these reductions, the increased development costs caused total expenses, exclusive of the cost of computer systems and software licenses, to increase by 13% from 1996 to 1997.

The net loss for the Company increased by approximately $339,000 from 1996 to 1997. $188,000 of the increase is attributable to higher expenses, exclusive of the cost of computer systems and software licenses; the remainder is due to decreased revenues.

FISCAL YEAR ENDED JUNE 30, 1996 VS. FISCAL YEAR ENDED JUNE 30, 1995

Total revenue decreased by 10% from $1,496,000 in fiscal 1995 to $1,353,000 in fiscal 1996. Revenue from the sale of computer systems and software licenses decreased by 4% while revenue from services declined by 12%. The decline in revenue from services was due to lower software maintenance revenue, which was anticipated by management. More PRAXA users determined that they did not want new releases of the software and did not require hotline technical support. The decreased support revenue was partially offset by higher consulting and training revenue.

The 23% decrease in the cost of computer systems and software licenses from 1995 to 1996 was due to lower amortization expense for capitalized software development costs.

Product development expenses increased by 30% from 1995 to 1996 as the Company continued to devote resources to the development of a client-server version of PRAXA. In addition to hiring additional development personnel, the Company employed the services of a software consulting firm to assist in writing the new software.

Selling and marketing expenses increased by 21% due to higher incentive compensation costs and the costs associated with participating in three trade shows. Administrative costs declined by 13% as certain administrative staff devoted significant amounts of time to development of the client-server product. The expenses associated with this time are included in product development expense. Total costs and expenses increased by 5% from 1995 to 1996.

The net loss for the Company increased by approximately $222,000 from 1995 to 1996. Approximately $143,000 of the increase is attributable to lower revenue; the remainder is due to higher costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the working capital deficit was $1,369,000 as compared to deficits of $600,000 and $318,000 at June 30, 1996 and 1995, respectively. During the year the Company was at times unable to make timely payment to its creditors. As of year-end the Company had past due payables of approximately $298,000. Plans for giving Company stock in exchange for forgiveness of debt and for deferring payments are currently being discussed with four suppliers that account for $207,000 of the overdue payables. There can be no assurances that one or more of the Company's creditors will not seek legal remedies in their attempts to collect the monies that they are owed by the Company.

The Company borrowed $545,000 from certain shareholders during the year ended June 30, 1997, and as of that date owed $882,424 in short term notes payable plus accrued interest of $95,693 to those shareholders. In August, 1997, the Carolina First Bank loaned $200,000 to the Company, $195,000 of which was used to repay funds that had been advanced to the Company by it's major shareholder that were beyond the terms of an existing lending agreement and which the Company could not repay from operating revenue in the foreseeable future. In addition to pledging all of the tangible and intangible assets of the Company as collateral for the loan, the Company's major shareholder personally guaranteed repayment of the loan.

In September, 1997, the Company's major shareholder loaned the Company $300,000 that was used as an initial payment to the firm that is developing the new ERP product for the Company. This loan carries an interest rate of prime + 0.5% per annum and will be repaid when funds are available to do so. The major share-holder will be given 200,000 shares of Company stock as compensation for the risk taken in guaranteeing the $200,000 loan and for advancing the $300,000 for the development project.

Although no assurances can be given, management believes that the shareholders do not intend to demand repayment of the amounts owed in the foreseeable future. Discussions with the shareholders are currently being conducted towards converting the notes and the accrued interest to preferred or common stock in the Company. There can be no assurances that such debt-to-equity conversion will take place.

Management projects that capital from sources other than operations will be needed if the Company is to continue to operate. The Company is attempting to raise a minimum of $2.5 million through the private placement of stock in the Company. This plan will require that new shares be authorized by the shareholders, as there is not sufficient stock available to execute the plan. The shares held by existing shareholders will be diluted to the extent that new stock is authorized and issued. There can be no assurance that the Company will be able to raise these additional funds and failure to do so may have a material adverse impact on the Companys business and operations.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------         -------------------------------------------

The information required by this Item is submitted as a separate section of this report commencing on page 1 attached hereto.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------        ------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------
None.

                                  PART III
Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------     --------------------------------------------------
The executive officers and directors of Unitronix are as follows:

NAME                           AGE           CURRENT POSITION
----                           ---           ----------------
Jack E. Shaw                   63            Chairman of the Board, Chief
                                             Executive Officer, Director

Robert C. Crawford             70            Treasurer, Secretary, Director

Dr. Howard L. Morgan           51            Director

Robert G. Sable                57            Director

William C. Wimer               60            Chief Financial Officer,
                                             Vice President of Operations


BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

JACK E. SHAW, Chairman of the Board and Chief Executive Officer of the Company. He is also Chairman and CEO of Shaw Resources, Inc., a Greenville, South Carolina based investment company and real estate developer. Mr. Shaw is also

Chairman of Piedmont Software, Inc., President of Carolina Rentals, Inc., and owner of Resort Golf, who operate premier miniature golf courses in Myrtle Beach, South Carolina. Mr. Shaw is also the largest shareholder of Unitronix Corporation, holding approximately 52% of the outstanding common shares.

ROBERT C. CRAWFORD was elected to the Board of Directors in January, 1993. He was appointed Treasurer and Secretary on July 1, 1993. Mr. Crawford was formerly President, Chief Executive Officer and a Director of Dan River, Inc., Floor Coverings Division. He is presently Chairman of the Board of Greenville Technical College in Greenville, South Carolina.

DR. HOWARD L. MORGAN was named a Director in January, 1993. Dr. Morgan is President of the Arca Group, Inc., a consulting, publishing and venture capital firm. He previously directed Renaissance Technologies Corporation's venture capital activities. He also serves as a Director of Cylink Corporation, Franklin Electronic Publishers, Infonautics Corporation, Neoware Systems, Kentek Information Systems, MetaCreations, Inc., Quarterdeck, Inc.,and Segue Software, Inc.

ROBERT G. SABLE, ESQ. has been a Director of the Company since February, 1994. For more than the past five years he has been Chief Executive Officer of Sable, Makaroff & Gusky, P.C., a law firm located in Pittsburgh that specializes in commercial law.

WILLIAM C. WIMER was named Vice President of Operations in March, 1992, with responsibility for Customer Support and Professional Services activities. He assumed responsibility for all accounting activities in 1993, was named Assistant Treasurer in July, 1994, and Chief Financial Officer in June, 1997.

              COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

During the 1997 fiscal year none of the directors, officers or beneficial owners of more than 10 percent of the Company's common stock failed to file on a timely basis reports required by Section 16 (a) of the Exchange Act.

Item 11.                    EXECUTIVE COMPENSATION
--------                    ----------------------

The following table sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for services rendered in all capacities to the Company during each of the fiscal years ended June 30, 1997, 1996 and 1995 to: (1)the Company's Chief Executive Officer, and (2) each of the other officers whose total compensation for the fiscal year ended June 30, 1997, required to be disclosed in column (c) below exceeded $100,000.


                            SUMMARY COMPENSATION TABLE
                            --------------------------
(a)                     (b)     (c)          (d)        (e)        (f)
Name and                                Other Annual            All Other
Principal Position     Year    Salary   Compensation  Options  Compensation
------------------     ----    -----    ------------  -------  ------------
Jack E. Shaw           1997      (1)          -          -           -
Chief Executive        1996      (1)          -          -           -
Officer                1995      (1)          -          -           -

(1) The Company has not paid Mr. Shaw any compensation for his services to date.

COMPENSATION OF DIRECTORS

The Company currently does not compensate directors for their services; it does reimburse them for reasonable expenses incurred in performing their duties as directors.

1993 STOCK OPTION PLAN

At June 30, 1997, 1,000,000 shares of common stock were reserved for issuance or grant under the Unitronix Corporation 1993 Stock Option Plan. The options are granted to employees, officers, directors and consultants to the Company. The exercise price for incentive options must be at least 100% of the fair market value of the common stock as determined by the Option Committee of the Board of Directors on the date of the grant, as are the rate of exercisability and the expiration date of the grant. There were no options granted during the year ended June 30, 1997, and options for 155,000 shares expired because the option holders resigned from the Company.

At June 30, 1997, there were options for 258,000 shares of common stock outstanding.

SAVINGS AND PROFIT SHARING PLAN

The Company has in effect the Unitronix Corporation Savings and Profit Sharing Plan (the "Savings Plan"). All employees of the Company who complete one year of service in which they are credited with at least 1,000 hours of service, and who have attained the age of 21, are eligible to participate in the profit sharing portion of the Savings Plan. Any employee who completes one month of service with the Company and is at least 21 is eligible to contribute under the 401(k) feature of the Plan. If any employee elects to reduce his salary to contribute to the Plan, the Company may elect to make a matching contribution to the Savings Plan equal to fifty percent of the amount of such employee's salary reduction contribution up to six percent of an employee's salary, resulting in a maximum Company matching contribution of three percent.

On February 1, 1991, the Savings Plan was amended to make the Company's matching contribution discretionary. Since February 1, 1991 the Company has made no matching contributions.


Item 12.            SECURITY OWNERSHIP OF CERTAIN
                    -----------------------------
                   BENEFICIAL OWNERS AND MANAGEMENT
                   --------------------------------
The following table sets forth information regarding the beneficial ownership of the Company's common stock as of September 15, 1997, by those persons owning beneficially 5% or more of such shares, by each director, and by all executive officers and directors as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock which they own of record.

NAME AND ADDRESS OF            SHARES OF               PERCENTAGE OF
BENEFICIAL OWNER(1)            COMMON STOCK            COMMON STOCK
------------------             ------------            ------------
Jack E. Shaw (2)                 4,873,673                 51.5%

Robert C. Crawford                 199.391                  2.1%

Howard L. Morgan                 1,350,000                 14.3%

All Directors and Officers
as a Group (5 persons)           6,423,064                 67.9%

Samuel H. Jones, Jr.               500,000                  5.3%
US Route 40
Woodstown, NJ 08098

Jane Shaw (3)                      500,000                  5.3%
2320 E. North Street
Greenville, SC 29607

(1)The address of each officer and director of the Company listed in the table is in care of the Company, One Newbury Street, Peabody, MA 01960

 (2)Does not include 500,000 shares owned by Jane Shaw, his wife, and a total of 500,000 shares owned by Ronald Shaw and Donald Shaw, his and her adult children.

(3)Does not include 4,873,673 shares owned by Jack E. Shaw, her husband, and a total of 500,000 shares owned by Ronald Shaw and Donald Shaw, his and her adult children.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------       ----------------------------------------------

The information required by this Item is set forth under Notes to Consolidated Financial Statements "Related Party Transactions", pages 8 and 9 attached hereto.

                                   PART IV
                                   -------
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------
A.  The following documents are filed as a part of this report:
1.Financial Statements
  --------------------                                             PAGE
                                                                   ----
Report of Independent Accountants                                    1

Balance Sheets at June 30, 1997 and 1996                             2

Statements of Operations - Years ended June 30, 1997, 1996 and 1995  3

Statements of Changes in Stockholders' Deficit-                      4
  Years ended June 30, 1997, 1996 and 1995

Statements of Cash Flows - Years ended June 30, 1997, 1996 and 1995  5

Notes to Financial Statements                                        6

2.Schedules
  ---------
SCHEDULE II - Valuation and Qualifying Accounts                     14
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

3.EXHIBITS (numbers below reference the Exhibit Table of Item 601 of
            Regulation S-K)
  (3)Articles of Incorporation and By-Laws                              *

  (4)Specimen Common Stock Certificates                                 *

  (10)Material Contracts:
   10.1   Lending Agreement                                            **
   10.2   1993 Stock Option Plan                                      ***
   10.3   Software Development Agreement                             ****

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

**** Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.


B.  Reports on Form 8-K

The Company did not file any reports on form 8-K during the last quarter of fiscal year 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               UNITRONIX CORPORATION


                                               BY:/s/William C. Wimer
                                                  ----------------------------
                                                     William C. Wimer
                                                     Chief Financial Officer and
                                                     Vice President, Operations

DATED:October 9, 1997
      -----------------
Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                     POSITION                     DATE
---------                     --------                     ----


/s/Jack E. Shaw
---------------               Chairman of the Board and    October 7, 1997
Jack E. Shaw                  Chief Executive Officer


/s/Robert C. Crawford
---------------------         Secretary/Treasurer and      October 7, 1997
Robert C. Crawford            Director


/s/Howard L. Morgan
-------------------           Director                     October 8, 1997
Howard L. Morgan


/s/Robert G. Sable
---------------------         Director                     October 9, 1997
Robert G. Sable, Esq.

                             UNITRONIX CORPORATION


                         INDEX TO FINANCIAL STATEMENTS


                 for the years ended June 30, 1997, 1996 and 1995








  Report of Independent Accountants                                  1

  Balance Sheets as of June 30, 1997 and 1996                        2

  Statements of Operations for the years ended June 30, 1997,
     1996 and 1995                                                   3

  Statements of Changes in Stockholders' Deficit for the years
     ended June 30, 1997, 1996 and 1995                              4

  Statements of Cash Flows for the years ended June 30, 1997,
     1996 and 1995                                                   5

  Notes to Financial Statements                                   6-14

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Unitronix Corporation:

We have audited the accompanying financial statements and the financial statement schedules of Unitronix Corporation listed in Item 14 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unitronix Corporation as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

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

                                         Coopers & Lybrand L.L.P.
Boston, Massachusetts
August 18, 1997, except for Note 9,
as to which the date is September 4, 1997.

                              UNITRONIX CORPORATION
                              ---------------------
                                 BALANCE SHEETS
                                 --------------
                             June 30, 1997 and 1996
                             ----------------------
                          ASSETS                            1997        1996
Current assets:           ------                            ----        ----
   Cash                                                  $ 34,028    $ 13,382
   Accounts receivable, net of allowance for
   doubtful accounts of $4,996 and $10,401 at June 30,
   1997 and 1996,respectively                              83,312      84,648
   Prepaid expenses and other current assets               23,050      52,639
                                                           ------      ------
            Total current assets                          140,390     150,669
                                                          -------     -------
   Property and equipment, at cost less accumulated
   depreciation of $601,384 and $670,686 at June 30,
   1997 and 1996, respectively                             79,142      88,013
   Capitalized software costs                                -         28,328
   Other assets                                             2,266       4,850
                                                            -----       -----
               Total assets                              $221,798    $271,860
                                                         --------    --------
      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Notes payable - related party                          882,424     337,424
   Note payable                                             6,323       6,323
   Accounts payable                                       301,874     116,595
   Accounts payable - related party                         2,550      11,295
   Accrued expenses                                       128,913     127,767
   Accrued interest - related party                        95,693      33,355
   Deferred revenue                                        91,294     117,631
                                                           ------     -------
            Total current liabilities                   1,509,071     750,390
                                                        ---------     -------
Note payable                                                6,850      12,646
Commitments and contingencies (Note 7)

Stockholders' deficit:
  Undesignated capital shares; authorized
  3,000,000 shares none outstanding                        -             -
  Common stock, no par value; authorized 12,000,000
  shares; 9,456,932 issued and outstanding             3,485,412    3,485,412
   Accumulated deficit                                (4,779,535)  (3,976,588)
                                                      ----------   -----------
     Total stockholders' deficit                      (1,294,123)    (491,176)
                                                      ----------     ---------
     Total liabilities and stockholders'deficit         $221,798     $271,860
                                                      ----------     --------
The accompanying notes are an integral part of the financial statements.

                               UNITRONIX CORPORATION
                               ---------------------

                              STATEMENTS OF OPERATIONS
                              ------------------------
                  for the years ended June 30, 1997, 1996 and 1995

                                                   1997       1996       1995
                                                   ----       ----       ----
Revenue:
  Computer systems and software licenses       $272,173   $498,664   $519,933
  Services                                      667,484    854,207    976,036
                                               --------   --------   --------
            Total revenue                       939,657  1,352,871  1,495,969
                                               --------  ---------  ---------

Costs and expenses:
   Cost of computer systems and software
   licenses                                      41,548    356,919    464,383
   Cost of services                             304,502    342,280    303,489
   Product development                          918,603    630,411    485,976
   Selling and marketing                        194,414    238,837    197,027
   General and administrative                   217,771    235,396    271,620
                                                -------    -------    -------
            Total expenses                    1,676,838  1,803,843  1,722,495
                                              ---------  ---------  ---------

Loss from operations                           (737,181)  (450,972)  (226,526)
Interest income (expense), net                  (63,412)   (20,005)   (14,180)
Other income (expense), net                      (2,354)     7,160     (1,143)
                                                 ------      -----     ------
Net loss                                      $(802,947) $(463,817) $(241,849)
                                             ---------- ----------  ----------
Net loss per common share                        $(0.08)     $(.05)     $(.03)
                                                -------     ------      ------
Weighted average number of common shares
outstanding                                   9,456,932  9,456,932  9,456,932
                                              ---------  ---------  ---------







The accompanying notes are an integral part of the financial statements.

                              UNITRONIX CORPORATION
                              ---------------------

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                  ----------------------------------------------
                 for the years ended June 30, 1997, 1996 and 1995


                                Common Stock
                                ------------
                               Shares               Accumulated    Stockholders'
                               Issued    Amount       Deficit        Deficit
                               ------    ------     -----------    ------------
Balance, June 30, 1994      9,456,932  $3,485,412   $(3,270,922)      $214,490

Net loss                          -        -           (241,849)      (241,849)
                            ---------  ----------   ------------      ---------
Balance, June 30, 1995      9,456,932   3,485,412    (3,512,771)       (27,359)

Net loss                        -           -          (463,817)      (463,817)
                            ---------   ---------    -----------      ---------
Balance, June 30, 1996      9,456,932   3,485,412    (3,976,588)      (491,176)

Net loss                       -           -           (802,947)      (802,947)
                            --------    ---------     ----------      ---------
Balance at June 30, 1997    9,456,932  $3,485,412   $(4,779,535)   $(1,294,123)
                            ---------  ----------   ------------   ------------

















The accompanying notes are an integral part of the financial statements.

                            UNITRONIX CORPORATION
                            ---------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
               for the years ended June 30, 1997, 1996 and 1995
                                                   1997        1996       1995
                                                   ----        ----       ----
Cash flows from operating activities:
   Net loss                                   $(802,947)  $(463,817)  $(241,849)
Adjustments to reconcile net loss to net
      cash provided (used) by operating activities:
   Depreciation and amortization                 73,462     216,495     336,442
   Loss on sale of fixed assets                     -          -            384
   Provision for bad debts                        4,740      10,087       3,294
Decreases (increases) in operating assets:
    Accounts receivable                          (3,404)     42,613      84,837
    Prepaid expenses and other current assets    29,589      (6,158)     (9,481)
Increases (decreases) in operating liabilities:
    Accounts payable                            185,279     (19,394)     32,442
    Accounts payable - related party             (8,745)    (14,455)    (12,550)
    Accrued expenses                              1,146      42,705     (39,074)
    Accrued interest                             62,338      11,321      16,870
    Deferred revenue                            (26,337)    (35,769)   (118,652)
                                                --------    --------   ---------
Net cash provided (used) by operating
activities                                    (484,879)    (216,372)     52,663
                                              ---------    ---------     ------
Cash flows from investing activities:
   Purchase of equipment                       (36,263)     (31,177)    (10,332)
   Additions to capitalized software costs         -            -       (30,184)
   Other assets                                  2,584        2,803       1,846
                                                 -----        -----       -----
Net cash used by investing activities          (33,679)     (28,374)    (38,670)
                                               --------     --------    --------
Cash flows from financing activities:
   Proceeds from borrowings                    545,000      220,000         -
   Repayments of borrowings                     (5,796)      (6,322)     (6,850)
                                                -------      -------   -------
Net cash provided (used) by financing
activities                                     539,204      213,678      (6,850)
                                               -------      -------      -------
Net increase (decrease) in cash                 20,646      (31,068)      7,143
Cash at beginning of year                       13,382       44,450      37,307
                                                ------       ------      ------
Cash at end of year                            $34,028      $13,382     $44,450
                                               -------      -------     -------
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                  $1,078       $1,475      $2,111
      Taxes                                      1,706        3,842       1,124

The accompanying notes are an integral part of the financial statements.
                                       5.

                              Unitronix Corporation
                              ---------------------
                          Notes To Financial Statement
                          ----------------------------

1. Summary of Significant Accounting Policies:
   ------------------------------------------
Basis of Presentation and Business
----------------------------------
Unitronix Corporation (the "Company") operates in one business segment and licenses PRAXA software which operates on Digital Equipment Corporation ("Digital") computer equipment.

The Company's ongoing business is the sale and maintenance of PRAXA software and associated computer equipment and the design and development of software compatible with client/server platforms.

The Company has continued to incur losses from operations and has a working capital deficit as of June 30, 1997 of approximately $1,369,000, including notes payable to its principal and other shareholders of approximately $882,000. As a result, management anticipates that additional financing will be required in the foreseeable future to fund the Company's operations and to repay the notes. Management's plans to continue their operations and to repay the notes include raising a minimum of $2,500,000 through a private placement of stock and generating revenues from product sales. There can be no assurance that the Company will obtain the financing or product revenues to provide the resources necessary for the Company to continue its operations and to repay the notes.
The financial statements do not include any adjustments that might result from these uncertanties.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Risks and Uncertainties
-----------------------
The Company is subject to risks common to companies in the high technology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, and protection of proprietary technology.

Economic Dependence
-------------------
The Company's PRAXA software runs exclusively on computers manufactured by Digital. Therefore, the Company's PRAXA System business is dependent upon a continuing relationship with Digital and the continued competitiveness and market acceptance of Digital computer products.

In the fiscal year ended June 30, 1997, one customer accounted for approximately 14% of total revenue. In the fiscal year ended June 30, 1996, two customers accounted for approximately 11% and 10% of total revenue, and in the fiscal year ended June 30, 1995 one customer accounted for approximately 11% of total revenue.

Revenue Recognition
--------------------
Software revenue and computer system revenue are recognized upon product shipment, provided that no significant vendor obligation exists and collection of the related receivable is deemed probable by management. Revenue from software maintenance contracts is recognized ratably over the contractual period, and other service revenue is generally recognized as the services are provided.

Software Costs
--------------
The Company capitalizes certain software costs after technological feasibility of the product has been established and ceases capitalization when the product is available for general release to customers. For the years ended June 30, 1997, 1996 and 1995, the Company capitalized software costs of $0, $0, and $30,184, respectively. Such costs are amortized on a straight-line basis over the estimated useful life of three years or the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. Amortization of these costs amounted to $28,328, $161,596, and $266,104 for fiscal years ended June 30, 1997, 1996, and 1995, respectively and is included in the cost of computer systems and software licenses. Costs incurred prior to the establishment of technological feasibility are charged to product development costs.

Income Taxes
------------
The Company follows the liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using current statutory tax rates. A valuation allowance is required to offset any net deferred assets if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Loss per Common Share
---------------------
Loss per common share is based on the weighted average number of common shares outstanding. Common equivalent shares are included only when they are dilutive and consist of stock options (calculated using the treasury stock method). For the years ended June 30, 1997, 1996 and 1995 common equivalent shares are excluded as they are antidilutive.

The Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which requires the presentation of basic and diluted earning per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic EPS replaces primary EPS. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. The Company will adopt SFAS 128 as of December 31, 1997. Adoption of SFAS 128 will not impact EPS data presented for each of the three years ended June 30, 1997.

Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years, for financial reporting and accelerated methods for income taxes. Expenditures for repairs and maintenance which do not increase the useful life of the related assets are expensed as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts; any resulting gain or loss is credited or charged to income.

Reclassification of Prior Year Balances
---------------------------------------
Certain reclassifications have been made to prior years' financial statements to conform to the current presentation.

2. Related Party Transactions:
   --------------------------
During fiscal 1997, 1996 and 1995, the Company's principal shareholder loaned the Company $63,000, $220,000, and $0, respectively, under a $400,000 line of credit agreement which bears interest at the time the funds are loaned at the greater of either 10% or the bank's prime interest rate plus 2%. The line of credit has been fully drawn down and was not renewed by the principal shareholder on September 1, 1996. In addition, the Company's principal shareholder and two other shareholders loaned the Company $232,000 and $250,000, respectively, during 1997 in the form of demand notes. These notes bear interest at the rate of 10% per annum and interest expense amounted to
$62,220, $18,656, and $11,742 in fiscal years 1997, 1996 and 1995, respectively. Although no assurances can be given, management believes that these shareholders do not intend to demand repayment of the notes or interest in the foreseeable future.
During fiscal 1993 the Company had a consulting and management agreement with a related entity controlled by its principal shareholder. The terms of this agreement, which began in May 1992 and terminated on June 30, 1993, provided for fees and expenses not to exceed $25,000 per month to be paid by the Company for such consulting and management services. The amount owed to this related entity
was $57,100 at June 30, 1997 and 1996.   Effective July 1, 1993 a new agreement
became effective in which substantially all of the employees of the related entity became employees of the Company. Under the new agreement, the Company charges the related entity for services it provides as well as fifteen percent of the Company's rent expense for space occupied by the remaining employees of the related entity. Under this new agreement, approximately $54,550 and $45,805 were owed to the Company as of June 30, 1997 and 1996, respectively. The receivable amounts have been offset against the payable amounts resulting in a net payable of $2,550 and $11,295 as of June 30, 1997 and 1996, respectively.

3. Property and Equipment:
   ----------------------
The major classes of property and equipment are as follows:
                                                          June 30,
                                                   1997             1996
                                                   ----             ----
      Computer equipment                          $601,195        $627,131
      Office furniture and fixtures                 79,331         131,568
                                                   -------        --------
                                                   680,526         758,699
      Less:  accumulated depreciation             (601,384)       (670,686)
                                                   -------        ---------
                                                 $  79,142       $  88,013
                                                 ---------       ---------

Depreciation expense for the years ended June 30, 1997, 1996 and 1995 was $45,134, $54,899 and $70,338, respectively.

4. Income Taxes:
   ------------
The components of the deferred tax assets and liabilities as of June 30, 1997 and 1996 were as follows:

                                                    1997          1996
                                                    ----          ----
Deferred tax assets:
  Net operating loss carryforwards               $2,623,453    $2,223,617
  Tax credits                                       193,404       154,204
  Other                                              22,642        16,679
               Subtotal                           2,839,499     2,394,500
                                                  ---------     ---------
Deferred tax liabilities:
  Capitalized software costs                            -          11,408
                                                      -----        ------
               Subtotal                                 -          11,408
                                                      -----        ------
      Valuation allowance                        (2,839,499)   (2,383,092)
                                                 -----------   -----------
      Net deferred tax assets                          -             -
                                                 -----------   -----------
                                     9.

The Company has established a valuation allowance for its net deferred tax assets due to the uncertainty surrounding their realization.

As of June 30, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $6,140,000 which expire from the years 2005 through 2012. The Company also has research and development credits for federal income tax purposes in the amount of $166,568 available to offset future income taxes. These credits expire from the years 2005 through 2012. Changes in the Company's ownership could limit the net operating loss carryforwards which can be utilized by the Company under Section 382 of the Internal Revenue Code.

A reconciliation of the provision for income taxes at the federal statutory income tax rate of 34% for the years ended June 30, 1997, 1996 and 1995, with the provision reflected in the financial statements is as follows:

                                            1997         1996         1995
                                            ----         ----         ----
Tax expense (benefit) at federal
statutory income tax rate              $(273,002)   $(157,664)   $(147,048)
State income taxes, net of federal
benefit                                  (50,345)     (27,550)     (32,460)
Nondeductible business expenses              647        1,365         -
Other                                    (94,507)         -           -
Credits                                  (39,200)                     -
Change in valuation allowance            456,407      183,849      179,508
                                         -------      -------      -------
Total tax provision in accompanying
financial statements                         -            -           -
                                         -------      -------      --------

5. Profit Sharing Plan:
   -------------------
The Company has a qualified profit-sharing plan covering substantially all full-time Company employees. The plan was amended effective July 1, 1986 to incorporate a "savings" feature under Section 401(k) of the Internal Revenue Code, which allows participants to make contributions by salary reduction.
The amendment provided for a matching contribution by the Company of 50% up to a maximum of 6% of an employee's salary. On February 1, 1991, the Company amended this provision by eliminating the 50% match up to 6% of an employee's salary and instead provided for a discretionary percentage to be determined by the Company. Effective January 1, 1993, the plan was amended to allow certain distributions to be rolled over to a retirement account. Effective December 28, 1994 the plan was further amended to incorporate annual compensation limits as defined in the Internal Revenue Code. Employees vest immediately in their contributions and vest in the Company contributions over a seven-year period of service. Contributions under the profitsharing feature of the plan are discretionary and determined annually by management. There were no contributions made to the plan for the years ending June 30, 1997, 1996 and 1995.

6. Note Payable:
   ------------
As of August 1, 1993, the Company entered into a $37,937 note payable bearing interest at 8% due to the Illinois Department of Revenue for settlement of revenue taxes owed to the State of Illinois. The note is payable in monthly installments of $527 and will expire on July 1, 1999. The note payable balance as of June 30, 1997 and 1996 is $13,173 and $18,969, respectively.

7. Commitments and Contingencies:
   -----------------------------
    Lease Agreements
    ----------------
As of March 1, 1996 the Company amended the lease agreement for its facility in Peabody, Massachusetts by extending the agreement for a period of two years. Rent is payable in monthly installments of $4,637 during the first twelve months of the lease and $4,711 for the remainder of the lease. This agreement was renegotiated to a month-to-month lease effective June 1, 1997 for a rental rate of $1,735 per month.

As of May 1, 1996 the Company amended the lease agreement for its Mount Laurel, New Jersey location by extending the agreement for a period of two years. Rent is payable in monthly installments of $2,568 during the first year of the lease and $2,827 during the second year of the lease. At June 30, 1997, the Company's future minimum payments under noncancelable leases were as follows:
      Fiscal year 1998                            $ 28,266

Total rental expense was $79,989, $72,868 and $75,514 for the years ended June 30, 1997, 1996 and 1995, respectively.

Legal Proceedings:
-----------------
The Company filed suit against Computer Management Sciences, Inc. (CMSI) in the United States District Court for the District of Massachusetts in Boston, Massachusetts on October 25, 1996. The suit seeks damages resulting from the breach of three contracts by CMSI to develop portions of the client-server Enterprise Resource Planning software, which contracts having been entered into in 1995 and 1996. The Company is seeking an amount in excess of $150,503, which is the amount that the Company paid to CMSI during the course of the contracts, plus costs, interest and such other relief that the Court deems just and equitable. On January, 17, 1997, CMSI filed a counterclaim in the same Court alleging that the Company is liable to CMSI in an amount exceeding $200,000 on account of the Company's alleged breaches of the same contracts. Management believes that the CMSI counterclaim is without merit and is defending this counterclaim vigorously. There can be no assurance that an adverse outcome will not result in an adverse effect on the Company's financial position or results of its operations.

8. Stock Option Plan:
   -----------------
On October 28, 1993 and February 7, 1994 the Board of Directors and the shareholders, respectively, adopted the Company's 1993 Stock Option Plan

(the "Plan"), and reserved 1,000,000 shares of common stock for issuance under the Plan. Under the Company's incentive and nonqualified stock option plan, incentive stock options can be granted to employees entitling them to purchase shares of common stock within one to ten years from the date of grant at option prices equal to or above the fair market value at the date of grant. Nonqualified stock options are generally granted under the same terms. The exercise price for incentive stock options may not be less than the fair market value of the common stock on the date of the grant (or 110% of fair market value in the case of employees or officers holding 10% or more of the total combined voting power of all classes of stock ofthe Company). The vesting period for the options is determined by the Stock Option Committee at the time of the grant.

In September 1994 the Stock Option Committee of the Board of Directors of the Company granted 475,000 options retroactive to June 21, 1994. These options were granted at or above market value as determined by the Board of Directors on the grant date.

In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related interpretations in accounting for its plans. Had compensation costs for the Company's stock-based compensation plan been determined based on the fair value of the stock awards at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the years ended June 30, 1997 and 1996 would not have been materially affected.

The fair value of each stock option was estimated on the date of grant using Black-Scholes option- pricing model with the following weighted-average assumptions: an expected life of six (6) years, expected volatility of 200%, a dividend yield of 0% and a risk-free interest rate of 6.49%.

A summary of the status of the Company's stock option plan as of June 30, 1997, 1996, 1995, and changes during each of the years then ended, is presented below:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                              Number of           Price per
                                               Shares               Share

Options outstanding June 30, 1994                 -                   -

      Options granted                          475,000            $ . 125
      Options exercised                           -               $ . 125
      Options canceled                          65,000            $ . 125
                                                ------            -------
Options outstanding at June 30, 1995           410,000            $ . 125

      Options granted                            3,000            $ . 125
      Options exercised                           -               $ . 125
      Options canceled                            -               $ . 125
                                                 -----            -------
Options outstanding at June 30, 1996           413,000            $ . 125

      Options granted                             -               $ . 125
      Options exercised                           -               $ . 125
      Options canceled                        (155,000)           $ . 125
                                              --------            -------
Options outstanding at June 30, 1997           258,000            $ . 125
                                               -------            -------

There were 258,000, 413,000 and 410,000 options exercisable as of June 30,
   1997, 1996 and 1995, respectively.
                                    12.

The weighted average grant date fair value per share of the options granted during 1996 was $0.124

The following table summarizes information about stock options outstanding at June 30, 1997:

               Options Outstanding                   Options Exercisable
--------------------------------------------   ------------------------------
                                   Weighted-                         Weighted-
                       Remaining    Average                           Average
              Number   Contractual Exercise      Number              Exercise
Exercise   Outstanding   Life        Price     Exercisable             Price
 Price
$.125       258,000     7.02 years  $.125       258,000                $.125

There are 742,000 options available for grant as of June 30, 1997.

The effects of applying SFAS 123 in this disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1996. Additional awards in future years are anticipated.

9.  Subsequent Event:
    ----------------

A significant portion of the company's software development work has been outsourced to a software development firm that is utilizing proprietary tools to develop a new product. The Company has made an initial payment of $300,000 under a contract that was signed on September 4, 1997. In addition to making certain cash payments, the Company will issue common stock to the development firm upon reaching each of four major milestones in the development process. A total of 300,000 shares of common stock of the Company will be issued to the development firm over the life of the contract.
The Company is responsible for defining the functional requirements of the system and for testing the final product prior to installation at customer sites.

                            UNITRONIX CORPORATION
                            ---------------------


              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              -----------------------------------------------


   Col. A                    Col. B         Col. C       Col. D        Col. E
   ------                    ------         ------       ------        ------
Description                Balance at     Charged to               Balance at
                           Beginning      Costs and                  End of
                           of Period       Expenses     Deductions*  Period
                          ----------      ----------    ----------  ---------

Year ended June 30, 1997:
   Allowance for doubtful
     accounts               $10,401         $4,740      $10,145       $4,996

Year ended June 30, 1996:
   Allowance for doubtful
     accounts                 5,925         10,087        5,611       10,401


Year ended June 30, 1995:
   Allowance for doubtful
     Account                  5,245          3,294        2,614        5,925




*Write-off of bad debts

                       SOFTWARE DEVELOPMENT AGREEMENT
                       ------------------------------



** Indicates confidential material omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

                        SOFTWARE DEVELOPMENT AGREEMENT
                        ------------------------------

This Agreement is entered into as of September 4, 1997, by and between UNITRONIX CORPORATION ("Unitronix"), a New Jersey corporation, having its principal place of business at Peabody Office Building, One Newbury Street,
Peabody, MA 01960, and   **   ("  **  "), a  **  , with its principal place
of business at  **

Whereas,  **  has made a proposal to Unitronix, dated May 13, 1997
(the " ** Proposal," a copy of which is Exhibit A hereto and incorporated herein by reference), to complete the ERP program currently under development by Unitronix, formerly known as Praxa/OMS System for the purposes of this contract, and;

Whereas, Unitronix has accepted the ** Proposal with the modifications set forth below.

Now, therefore, for and in consideration of the mutual covenants and conditions contained this Agreement, Unitronix and ** agree as follows:

1.  **  agrees to complete the development of the Praxa/OMS System and to deliver to Unitronix a new Praxa/OMS System (the "New Praxa/OMS System", also referred to herein as the "Product") on the terms set forth
    in the   **   Proposal as modified by this Agreement (excluding
    Exhibit A hereto), and in accordance with the schedule set forth in paragraph 3.

2.  Unitronix agrees to provide   **   with such materials, direction
    and assistance as required in Section 5 of the   **   Proposal.

3. a.)Unitronix agrees to pay   **   a total of  **  (the
    "Contract Price") for the New Praxa/OMS System in accordance with the
      **   Proposal modified as follows:

    i.Unitronix shall pay ** upon execution of this agreement by both parties ("Execution");

   ii.Unitronix shall pay  **  upon completion of the design and review phase of the development process.  **  deadline for completion of
      the design and review phase is   **  ;

  iii.Unitronix shall pay  **  seven days after Unitronix's  receipt of
      Phase 1 of the Product, as defined in Exhibit B.   **   deadline for
      completion of Phase 1 is  **  ;

   iv.Unitronix shall pay  **  seven days after Unitronix's receipt of
      Phase 2 of the Product, as defined in Exhibit B.   **   deadline for
      completion of Phase 2 is  **  ;

    v.Unitronix shall pay  **  seven days after Unitronix's receipt of
      Phase 3 of the Product, as defined in Exhibit B.   **  ' deadline for
      completion of Phase 3 is   **  ; and

   vi.Unitronix shall pay  **  once   **   has delivered the
      completed New Praxa/OMS System to Unitronix, and Unitronix has accepted
      the system and begun licensing same to customers generally.   **  '
      deadline for delivery of the completed New Praxa/OMS System to Unitronix is ** . Unitronix may accept the system and withhold ** of the final
      payment until   **   has corrected nonconformities ("bugs") and any
      performance issues.

 b.)Unitronix shall issue to   **   in writing within thirty business
    days following receipt of the completed New Praxa/OMS System a Notice of Acceptance or a Notice of Non-Acceptance. If Unitronix issues a Notice of Non-Acceptance, such Notice shall specify in detail the reason(s) why the delivered Product fails to conform to the specifications contained in
    Exhibit B. If   **   has not received a Notice of Non-Acceptance
    within thirty business days of the date that   **   delivered the
    complete Product, the completed Product shall be deemed to have been
    accepted by Unitronix as delivered by   **  .

 c )In the event payment is not delivered to   **   as specified in
    this Section 3,   **   may suspend its efforts until such payment is
    delivered and all subsequent project deadlines will be lengthened by the period of any such delay.

4. Stock Incentive. In addition to the payments called for above, ** shall receive 300,000 shares of Unitronix common stock in accordance with the following terms:

 a)   **   shall receive 75,000 shares of common stock upon the
    commencement of Beta 1 testing (beta testing for Phase 1).

 b)   **   shall receive 75,000 shares of common stock upon the
    commencement of Beta 2 testing (beta testing for Phase 2).

 c)   **   shall receive 75,000 shares of common stock upon the
    commencement of Beta 3 testing (beta testing for Phase 3);

 d)   **   shall receive 75,000 shares of common stock upon Unitronix's acceptance of the completed New Praxa/OMS System.

 e) In addition,   **   shall also receive an additional 1,000 shares
    of Unitronix common stock for each business day that it is early in delivering the Product for Beta 1 testing, the deadline for delivery of Phase 1 is ** 1998, and each business day that it is early in delivering the Product for Beta 2 testing, the deadline for delivery of Phase 2 is ** , and for each business day that it is early in delivering the Product for Beta 3 testing, the deadline for delivery of

    Phase 3 is   **  , and each business day that it is early in
    delivering the completed Product to Unitronix. The number of shares of
    stock   **   shall receive pursuant to this Agreement shall be
    reduced by 1,000 shares for each business day that it is late in delivering the Product for Beta 1 testing, the deadline for delivery of Phase 1 is
      **  , and each business day that it is late in delivering the
    Product for Beta 2 testing, the deadline for delivery of Phase 2 is ** , and for each business day that it is late in delivering the Product
    for Beta 3 testing, the deadline for delivery of Phase 3 is   **  ,
    and each business day that it is late in delivering the completed Product
    to Unitronix, the deadline for delivery of the completed product is   **  .
    For purposes of this paragraph,   **   represents and
    warrants that it will not deliver the Product for any phase of beta testing
    until   **   believes in good faith that the Product is ready for
    such beta testing.

 f) Any stock to which   **   may become entitled pursuant to the terms
    of this Agreement shall be held in escrow by Unitronix, as escrow agent, until one hundred twenty days after Unitronix shall have accepted the completed New Praxa/OMS System; provided, however, that if Unitronix
    refuses to accept such System through no fault of   **  , such stock
    shall be delivered to   **   within one hundred twenty days after the
    deadline for the delivery of the completed New Praxa/OMS System (which deadline shall be ** , unless extended in writing pursuant to the terms of this Agreement by mutual agreement of the parties). In the
    event that   **   is not entitled to receive such stock pursuant to
    the terms of this Agreement within the foregoing time period, all of its rights in and to such stock shall cease. During the time of such escrow,
      **   grants to Unitronix its proxy over such stock with respect to all matters, and any dividends, stock splits or other rights with respect to such stock shall also be held in escrow pursuant to the terms of this Agreement and shall be delivered or cancelled, pursuant to the terms of this Agreement, along with the underlying stock.

5.  Change Orders. It is agreed, as set forth in the   **   Proposal
    (section 2.1), that the functionality of New Praxa/OMS System is to be as set forth in Exhibit B. Changes to the functionality set forth in Exhibit B may be made only as set forth in this section.

 a) Unitronix shall submit to   **   in writing a statement ("Request
    for Change") setting forth with particularity the requested change in the functionality of the New Praxa/OMS System. The statement shall be signed by an authorized employee of Unitronix.

 b)   **   shall within seven business days of receipt of the Request for Change, submit a "Response to Request for Change" to Unitronix in writing setting forth the affect of the Request for Change (if executed) on the project schedule (whether the milestones would change and the overall project schedule shortened or lengthened) and the Contract Price (whether the amount of the Contract Price would increase or decrease and any changes in the number/amount of the progress payments set forth in Section 3 above).

 c) Unitronix shall notify   **   in writing within seven business days
    of receipt of   **   Response to Request for Change as to whether
      **   is to execute the requested change. If Unitronix does not
    notify   **   within the stated period, the requested change shall be
    deemed rejected. If Unitronix does notify   **   within the stated
    period that the requested change is to be executed, this Agreement, including the project schedule and the Contract Price, shall be deemed
    amended as per   **   Response to Request for Change.

 d) Unitronix shall have no obligation with respect to any change made by
      **   without written authorization from Unitronix as set forth
    above.

6.  Ownership/License.

 a) As provided in the   **   Proposal, Unitronix exclusively shall
    own the New Praxa/OMS System, including the source and object code, all the files, screens, databases, and communications software that are part of or are related to the New Praxa/OMS System, along with any other software, source code, and other deliverables to be produced for it pursuant to this
    Agreement and the   **   Proposal, all of which shall be deemed works
    made for hire, except that ownership of each phase of the Product, and the final completed Product, shall not convey to Unitronix until the payment
    for each phase and the completed Product are made to   **   as set
    forth in Section 3 above. Ownership of each phase of the Product shall convey to Unitronix upon payment for that particular phase. (Nothing in
    this paragraph shall be interpreted to convey ownership to   **   of
    any of the work product or materials of Unitronix provided to   **
    pursuant to this contract or otherwise included in the Product or any
    portion or phase of the Product. Further,   **   agrees that it may
    not and shall sell, transfer, or license the Product, or any phase or portion thereof, to any other person or entity except Unitronix as per this Agreement and may not itself utilize the Product, or any phase or portion thereof, for any purpose for itself or for any other person or entity except for Unitronix as per this Agreement.) To the extent to the contrary,
      **   shall assign to Unitronix the ownership of all rights, titles and interests in such materials upon receipt of payment as set forth above.
      **   agrees to give Unitronix, its designees or assignees all
    assistance reasonably required to perfect such rights, titles, and
    interests.   **   shall have no ownership or other rights as to the
    New Praxa/OMS System.

 b) Notwithstanding the foregoing,   **   shall retain ownership of the
    tools listed in Part 1 of Exhibit C hereto and of any components used in the New Praxa/OMS System that have been previously developed by
      **   for purposes other than for the New Praxa/OMS System.

   (i)   **   represents and warrants that the   **   Proposal is
       not based upon inclusion of any such previously developed components in the New Praxa/OMS System except those listed in Part 2 of Exhibit C and agrees that it may not include any additional such previously developed components in the New Praxa/OMS System without the express written consent of Unitronix.

   (ii)   **   hereby grants Unitronix a perpetual non-exclusive and
        royalty-free license to use the components listed in Part 2 of Exhibit C in connection with the New Praxa/OMS System, including the distribution of these components to Unitronix's distributors, customers, and other third parties with royalty free run time licenses. If Unitronix agrees
        to allow   **   to include other previously developed components
        in the New Praxa/OMS System, Part 2 of Exhibit C will automatically be deemed amended to include those other components, and they shall be
        included in this license granted to Unitronix.   **   will grant
        Unitronix access to the source codes for all components in Part 2 of Exhibit C, and will provide training and documentation necessary for Unitronix's use of these components.

(iii) ** hereby grants Unitronix a perpetual, non-exclusive, and royalty-free license to use the tools listed in Part 1 of Exhibit C in connection with the New Praxa/OMS System; however, this license will not include the resale of these tools to Unitronix's distributors, customers, and other third parties. In order to provide the resale of these tools to Unitronix's distributors, customers, and other third parties, ** and Unitronix will enter into a distribution agreement, to be negotiated at a later date in good faith, appointing Unitronix as a non-exclusive worldwide reseller of these tools. The terms of said agreement will be consistent with similar agreements customary in the industry. This distribution agreement will further set the price at which Unitronix will purchase these tools for resale from
           ** , which price shall be no higher than the market price charged to resellers for similar products, which similar products shall include ** and ** , and in no case higher than
           ** for the first three years following the date set forth in paragraph 3.a.vi. In addition, ** will provide training and documentation necessary for Unitronix's use of these tools.

 c) In order to provide assurance to Unitronix of access and right of use of the source codes in the event that ** fails to provide support ordevelopment for the tools listed in Part 1 of
    Exhibit C, Unitronix and   **   will enter into an escrow
    agreement, to be negotiated at a later date in good faith, providing for the escrow of the source codes of the tools listed in Exhibit C. The terms of said agreement will be consistent with similar agreements customary in the industry, however, this escrow agreement will provide for the following:

   (i)  the source codes will be placed in escrow with an independent
        third party approved by Unitronix and   **  ;

   (ii)   **  will retain ownership of the source codes at all times;

   (iii)Unitronix will have the right to access and use of the source codes for
        only purposes related to the New Praxa/OMS System if   **
        should cease or be unable to provide development and/or support for and of the tools listed in Exhibit C.

 d) In the event the parties do not enter into mutually acceptable distribution and escrow agreements as required above within one hundred twenty days of the date of this Agreement, unless extended by the parties in writing, Unitronix shall have the option to cancel this
    Agreement. In such case,   **   shall, within ten business days,
    refund to Unitronix all amounts received pursuant to this Agreement.
    However,   **   shall be entitled to deduct from the amount
    refunded the amount that would be due   **   for its work
    through the date of cancellation if   **   had been working
    pursuant to its standard time and materials rates instead of pursuant to this Agreement. Each party shall also promptly return to the other all materials received from the other pursuant to this Agreement. Thereafter, neither party shall have any further obligation to the other except the obligation of confidentiality set forth below.

7.  Warranties and Representations:

 a) ** agrees, represents, and warrants that the New Praxa/OMS System shall be free of all known errors, malfunctions, or defects, shall be free of major programming errors (i.e., errors that cause serious disruption in a customer's use of the sys tem and repeated periods of downtime), known or unknown, and substantially free of other programming errors, known or unknown.

 b) ** agrees, represents, and warrants that the New Praxa/OMS System shall comply in all material aspects with the provisions of and representations in Exhibit B.

 c) ** specifically agrees, represents, and warrants that the New Praxa/OMS System shall comply with performance criteria set forth in Exhibit D.

 d) ** agrees, represents, and warrants that the New Praxa/OMS System shall not infringe upon any patents, copyrights, trade secrets, or other proprietary rights of any third party, including, but not limited to the rights, if any, of ** previous clients or employers.

8.  Confidentiality.

 a) "Confidential Information" consists of the terms of this Agreement, the parties' current and future business plans, and all other information provided by one party to another under this Agreement or in the course of the negotiations of this Agreement including, without limitation, technical information not included in user documentation relating to the parties' software, customer lists, marketing plans, inventions, processes, formulae, data, computer programs(whether in source or object code form) and all information relating to programs now existing or under development, computer program listings, know-how, improvements, discoveries, developments, designs, techniques, strategies, forecasts, new products, financial statements, budgets, projections, licenses, prices, costs, customer and supplier lists and compilations of information.

 b) Each party acknowledges that in the course of the relationship contemplated by this Agreement each party will receive Confidential Information from the other party. Each party agrees not to use such information except in performance of this Agreement an d not to disclose such information to third parties. The foregoing restrictions do not apply to information that (1) has been independently developed other than pursuant to this Agreement without any use of Confidential Information, (2) has become publicly known through no wrongful act of the party, (3) has been rightfully received from a third party authorized to make such disclosure without restrictions, (4) has been approved for release in writing by the party who claims it as confidential, or (5) is required to be disclosed by law, provided that the party from whom the information is sought shall be required to make reasonable efforts, consistent with applicable law, to limit the scope and nature of such required disclosure.

c) The parties hereby agree that, because of the nature of the information which they desire to protect, there is no adequate remedy at law for a breach of confidentiality, and that in the event of a breach or threatened breach of confidentiality, and that in the event of a breach or threatened breach of these confidential requirements, the party claiming such a breach shall be entitled to a preliminary restraining order and an injunction restraining and enjoining the other party from disclosing all or any part of the Confidential Information. In addition to or in lieu of the above, the party claiming such a breach may pursue all other remedies available to that party for such breach or threatened breach, including the recovery of damages from the other party.

9. Time of the Essence.  Time is of the essence in this Agreement.

10. Notices. Any notice, demand or communication which under the terms of this Agreement or otherwise must or may be given or made shall be in writing and shall be given or made by personal delivery, or by registered mail, return receipt requested, or by any other delivery service requiring signature of receipt, addressed as follows:

For          **                     For Unitronix Corporation
----------------------              -------------------------
             **                     William C. Wimer,
             **                     Vice President of Operations
             **                     One Newbury Street
                                    Peabody, MA 01960

11. Severability. In the event that any provision hereof shall be held to be invalid by a court or other tribunal of competent jurisdiction, this Agreement shall be considered divisible as to such provision and the remainder of this Agreement shall remain valid and binding as though such provision were not included herein.

12. Entire Agreement/Merger/Modification. This Agreement, together with the attached Exhibits, contains the entire agreement between the parties with respect to the subject matter and supersedes any prior agreements between them relating to its subject matter, whether oral or written. Any warranty, representation, promise or condition not incorporated herein shall not be binding upon either party. No modification, renewal, extension or waiver of this Agreement or any of its provisions shall be binding unless made in writing and signed by the parties hereto.

13. Independence of Parties. Nothing in this Agreement shall be construed as creating a partnership or joint venture between the parties or making one party an agent or employee of the other party. In all of its operations hereunder each party shall be an independent contractor, shall conduct its business at its own cost and expense and shall have no authority to make any representation or warranty on behalf of the other party.

14. Governing Law/Jurisdiction/Legal Fees. This Agreement shall be construed in accordance with and governed by the laws of the State of South Carolina, without giving effect to the principles of conflicts of law thereof, except as to copyright and trademark matters which shall be governed by the laws of the United States of America and/or the laws of the Territory, and any applicable international law or regulations. Any actions or proceedings with respect to any matters, arising under or growing out of this Agreement or the performance of this Agreement, may be instituted and prosecuted in state or federal courts located in South Carolina. Each party specifically consents to service of process by and the jurisdiction of and venue in these courts. Each party further consents that any process, notice of motion or other application to the court or any judge thereof may be served in the manner provided for giving of notice under this Agreement provided a reasonable time for appearance is allowed. In the event of legal proceedings between the parties related to this Agreement, the prevailing party shall be entitled to recover its reasonable attorneys' fees and costs.

15. Waiver. Failure or delay on the part of either party to enforce any provision of this Agreement shall not be deemed a waiver of that or any other provision of the Agreement, nor shall a single or partial exercise of any right, power or privilege preclude any other or further exercise of any right, power or privilege.

16. Assignment. This Agreement shall be binding upon the benefit of both parties, their successors and assigns, however, this Agreement shall not be assignable or transferable by either party unless prior written consent is obtained from the other party.

17. Force Majeure. If the performance of any obligation of one of the parties under this Agreement is prevented or delayed by acts of God or government, war, acts of civil disorder, failure or delay of transportation, or other similar causes beyond the party's reasonable control, then the party shall be excused from such performance to the extent necessary provided that the party shall use reasonable and diligent efforts to remove such causes of non-performance and to resume performance of its obligations as soon as possible.

18. Headings. The headings of the Sections of this Agreement are for convenience only and will not be of any effect in construing the meanings of the Sections.

19. Arbitration.

 a) Any dispute, controversy, or claim under this Agreement which cannot be resolved promptly by the parties shall be referred to non-binding conciliation in accordance with the Conciliation Rules of the American Arbitration Association.

 b) If the conciliation is not successful in resolving the controversy, the matter shall be finally resolved by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association then enforced by a single arbitrator who shall be an attorney experienced in software license and development agreements and selected by the parties. If they are unable to agree upon an attorney, the attorney shall be appointed by the American Arbitration Association in accordance with its rules.

 b) The award of the arbitration shall be final and enforceable in any court of competent jurisdiction and may include the cost of arbitration and attorney's fees.

IN WITNESS WHEREOF, Unitronix Corporation and   **   have caused
this Agreement to be executed as of the date first stated above.


UNITRONIX CORPORATION                                 **


BY:    Jack E. Shaw                       BY:         **
   ----------------------                     --------------------

TITLE: Chairman                           TITLE:      **
      -------------------                    ---------------------

DATE:  September 11, 1997                 DATE:  September 4, 1997
     --------------------                        -----------------
                                      9.

                        SOFTWARE DEVELOPMENT AGREEMENT

                                  EXHIBIT A

                                 ** PROPOSAL


    The contents of this Exhibit A, consisting of 7 pages of material, have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

                        SOFTWARE DEVELOPMENT AGREEMENT

                                  EXHIBIT B

                       SPECIFICATIONS FOR FUNCTIONALITY


    The contents of this Exhibit B, consisting of 8 pages of material, have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

                        SOFTWARE DEVELOPMENT AGREEMENT

                                  EXHIBIT C

   The tools and components listed here are referenced in paragraph 6.b.ii of this contract


    The contents of this Exhibit C, consisting of 1 page of material, have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

                                     EXHIBIT D
                                     ---------
                                PERFOMANCE CRITERIA
                                -------------------

i. Verification of log-in data and opening of the main program window will take no longer than ten seconds;

ii. Unless otherwise noted in an individual specification accepted by Unitronix, no program window will take longer than three seconds to open and Be ready to accept data input;

iii.The number and size of network transmissions will be kept to a minimum.

iv. For functions which contain server processes whose time to complete will be a function of the amount of data, specific time limits will be determined based on what is considered to be "average" sized and data sets, which limits will be part of the specification and clearly understood before development begins.