Form 10-Q
period 1997-09-30
UNITRONIX CORP
filed 1997-11-14
CIK 835270

Form 10-Q
                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1997
                              -------------------------.

Commission file number  0-17080
                        --------
                               UNITRONIX CORPORATION
                               ---------------------
              (Exact name of registrant as specified in its charter)

      New Jersey                                     22-2086851
---------------------------                     --------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

                     One Newbury Street, Peabody, MA 01960
                    ---------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (978) 535-3912
           ---------------------------------------------------
           (Registrant's telephone number, including area code)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,456,932 shares of common stock, no par value, as of November 6, 1997

                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Balance Sheets-
          September 30, 1997 and June 30, 1997                    4


Statements of Income -
          Three Months Ended September 30, 1997 and 1996          5

Statement of Changes in Stockholders' Deficit-
          Three Months Ended September 30, 1997                   6

Statements of Cash Flows -
          Three Months Ended September 30, 1997 and 1996          7

Notes to Financial Statements                                     8


Item 2:

Management's Discussion and Analysis of Results of               10
Operations and Financial Condition for the Three Months
Ended September 30, 1997




Part II.        Other Information                                12

                              UNITRONIX CORPORATION
                          PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                 BALANCE SHEETS
                                                   September 30,
                                                       1997          June 30,
                                                    (Unaudited)      1997 (1)
                                      ASSETS        -----------      --------
CURRENT ASSETS
      Cash                                            $12,603         $34,028
      Accounts receivable, net                         94,291          83,312
      Prepaid expenses and other current assets       326,512          23,050
                                                    ---------       ---------
      TOTAL CURRENT ASSETS                            433,406         140,390
                                                    ---------       ---------
Property, plant and equipment, net                     67,635          79,142
                                                   ----------       ---------
Other assets                                            2,033           2,266
                                                   ----------         -------
TOTAL ASSETS                                         $503,074        $221,798
                                                    =========        ========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Loan payable - bank                            $200,000           ---
      Notes payable - related party                   993,924        $882,424
      Note payable                                      6,323           6,323
      Accounts payable                                317,703         301,874
      Accounts payable - related party                  1,769           2,550
      Accrued expenses                                 84,843         128,913
      Accrued interest - related party                116,439          95,693
      Deferred revenue                                109,815          91,294
                                                     --------         -------
      TOTAL CURRENT LIABILITIES                     1,830,816       1,509,071

Note Payable                                            5,260           6,850

STOCKHOLDERS' DEFICIT
      Common stock, no par value, 12,000,000 shares
        authorized, 9,456,932 shares issued and
        outstanding                                 3,485,412       3,485,412
      Undesignated capital shares, 3,000,000 shares
        authorized, none outstanding                   ----            ----
      Accumulated deficit                          (4,818,414)     (4,779,535)
                                                    ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT                        (1,333,002)     (1,294,123)
                                                    ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $503,074        $221,798
                                                    =========        ========
(1) Derived from audited financial statements.
    See notes to financial statements.

                              UNITRONIX CORPORATION

                               STATEMENTS OF INCOME
                                    (Unaudited)


                                           Three Months Ended
                                              September 30,
                                             1997       1996
                                            ------     ------
REVENUES:
     Computer systems and
       software licenses                   $37,500    $143,029
     Services                              147,105     174,587
                                           -------     -------
TOTAL REVENUES                             184,605     317,616
                                           -------     -------
COSTS AND EXPENSES:
     Cost of computer systems
       and software licenses                 1,026      13,796
     Cost of services                       54,596      78,235
     Product development costs              47,355     148,625
     Selling expenses                       36,272      71,762
     General and administrative
       expense                              60,515      46,557
                                           -------     -------
TOTAL COSTS AND EXPENSES:                  199,764     358,975
                                           -------     -------

LOSS FROM OPERATIONS                       (15,159)    (41,359)
INTEREST INCOME (EXPENSE),NET              (23,720)    (10,718)
                                           -------     -------
LOSS BEFORE INCOME TAXES                   (38,879)    (52,077)
                                           -------     -------
PROVISION FOR INCOME TAXES                       0           0
                                           -------     -------
NET LOSS                                  $(38,879)   $(52,077)
                                           =======     =======
LOSS PER COMMON SHARE                       $(0.00)     $(0.01)
                                           =======     =======

Weighted average number of common
   shares outstanding                    9,456,932   9,456,932






See notes to financial statements.

                               UNITRONIX CORPORATION

                   STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                    For the Three Months Ended September 30, 1997

                                   Common Stock
                                ------------------
                                Shares                Accumulated  Stockholders'
                                Issued      Amount      Deficit       Deficit
                                ------      ------      -------       -------

Balance, June 30, 1997          9,456,932  $3,485,412  $(4,779,535) $(1,294,123)

Net loss for the period           ----         ----        (38,879)     (38,879)

                                ---------   ---------    ----------   ----------
Balance,
September 30, 1997              9,456,932  $3,485,412  $(4,818,414) $(1,333,002)
                                =========   =========   ===========  ===========










See notes to financial statements.

                               UNITRONIX CORPORATION
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                       1997            1996
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                            $(38,879)        $(52,077)

Adjustments to reconcile net loss to
  net cash used by operating activities
      Depreciation and amortization                   11,507           14,736

(Increase) decrease in:
      Accounts receivable                            (10,979)         (64,595)
      Prepaid expenses and other current assets     (303,462)           8,766
      Other assets                                       233              329

Increase (Decrease) in:
      Accounts payable                                15,048         (37,302)
      Accrued expenses                               (23,324)         (22,074)
      Deferred revenues                               18,521           27,037
                                                     -------          -------
Net cash used by operating activities               (331,335)        (125,180)
                                                     -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sale (Purchase) of Equipment, net                                (8,439)
                                                     -------          -------
Net cash used by investing activities                                  (8,439)
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from debt                             506,500          158,500
      Payments on debt                              (196,590)          (1,581)
                                                     -------          -------
Net cash provided by financing activities            309,910          156,919
                                                     -------          -------
Net increase (decrease) in cash                      (21,425)          23,300
Cash at beginning of period                           34,028           13,382
                                                     -------          -------
Cash at end of period                                $12,603          $36,682
                                                     =======          =======

See notes to financial statements.

                              UNITRONIX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. Summary of Significant Accounting Policies:
   ------------------------------------------
Basis of Presentation
---------------------
The accompanying financial statements are unaudited. In the opinion of manage-ment, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented, have been made. The result of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 Annual Report on Form 10-K.

2. Related Party Transactions:
   --------------------------
During the three month period ended September 30, 1997, the Company's principal shareholder loaned the Company $306,500 in the form of unsecured demand notes that bear interest at the rate of 10% per annum. $300,000 of this amount was used as an initial payment for a new software product that is being developed by an outside software development firm, and is included in prepaid expenses and other current assets on the balance sheet for the period ended September 30, 1997. The remainder of this loan was used to fund current oper-ations. Also during the three month period the Carolina First Bank loaned the Company $200,000 in the form of a demand note that was secured by all of the tangible assets of the Company. In addition to the pledge of assets, the Company's principal shareholder personally guaranteed this note, which bears interest at the rate of 9% per annum. Interest expense on these loans and prior borrowings from shareholders amounted to $23,487 in the three month period ended September 30, 1997. Although no assurances can be given, management believes that the shareholders and the bank do not intend to demand repayment of the amounts owed in the foreseeable future. The Company is attempting to secure additional sources of funding.

During fiscal 1993 and 1992, the Company had a consulting management agreement with a related entity controlled by its principal shareholder. Effective July 1, 1993 a new agreement became effective in which substantially all of the employees of the related entity became employees of the Company. Under the new agreement, the Company charges the related entity for services it provides as well as fifteen percent of the company's rent expense for space occupied by the related entity. The amount owed to the related entity as a result of these agreements was $1,769, at September 30, 1997,and is included in accounts payable-related party in the accompanying financial statements.

3. Supplemental Disclosures of Cash Flow Information:
   -------------------------------------------------
Cash paid for interest and income taxes for the periods indicated were as follows:


                                    Three Months Ended
                                       September 30,
                                     ----------------
                                     1997        1996
                                   --------    --------

      Interest, net                   $233        $326

      Taxes                         $1,831      $1,706

4.  Loss per Common Share:
   ---------------------
Effective December 31, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share", which will require the disclosure of Basic Earnings per Common Share and Diluted Basic Earnings per Common Share for all periods presented. Adoption of SFAS 128 will not impact the earnings per share data presented for the three month periods ended September 30, 1997 and September 30, 1996.

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


RESULTS OF OPERATIONS
---------------------

First Quarter Ended September 30, 1997, Compared to the First Quarter
---------------------------------------------------------------------
Ended September 30, 1996
------------------------


Revenue for the three month period ended September 30, 1997, declined by 42% from the period ended September 30, 1996. Revenue from the sale of computer systems and software licenses declined by 74%, while revenue from services decreased by 16%. The decline in revenue from computer systems and software licenses was due to the lack of market acceptance of the Company's mini-computer based PRAXA software product and the inability of the Company to complete the development of it's client-server Enterprise Resource Planning product so that it could be brought to market. The decline in service revenue was due to a 10% decrease in software maintenance sales and a 53% decrease in sales of train-ing and consulting services.

The total cost of sales decreased by 40% from the three month period ended September 30, 1996 to the like period in 1997, in concert with the 42% decline in revenue. Total operating expenses decreased by 46% for the period, due primarily to a 68% decrease in product development costs. The lower develop-ment costs are attributable to the curtailment of most of the Company's internal product development activities in June, 1997, at which time a decision was made to out-source substantially all product development activities for the immed-iate future. The operating loss for the period ended September 30, 1997, was 63% lower than the operating loss for the same period in fiscal 1997 due to the lower operating expenses. Interest expense increased by 121% for the period because of additional borrowings that were made during the fiscal year ended June 30, 1997 and the three month period ended September 30, 1997.

Effective December 31, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share", which will require the disclosure of Basic Earnings per Common Share and Diluted Basic Earnings per Common Share for all periods presented. Adoption of SFAS 128 will not impact the earnings per share data presented for the three month periods ended September 30, 1997 and September 30, 1996.

Liquidity and Capital Resources
-------------------------------
At September 30, 1997, the working capital deficit was $1,397,410 as compared to a deficit of $1,368,681 at June 30, 1997. During the period ended September 30, 1997, the Company at times was unable to make timely payments to its cred-itors, and as of November 6, 1997, two of the Company's creditors had initiated legal action to attempt to obtain payment of their outstanding invoices. The Company currently has agreed upon terms with one creditor that is owed in excess of $100,000 to discharge the debt with a payment of $10,000 and the issuance of preferred stock for the remainder of the debt. The Company is discussing similar arrangements, as well as deferred payment arrangements, with other creditors. There can be no assurances that more of the Company's creditors will not seek legal remedies in their attempts to collect the moneys that they are owed by the Company.

During the period ended September 30, 1997, the Company borrowed $200,000 from the Carolina First Bank, $195,000 of which was used to repay funds that had been advanced to the Company by it's major shareholder that were beyond the terms of an existing lending agreement. The Company also borrowed $306,500 from it's major shareholder, $300,000 of which was used as an initial payment to a software development firm that was contracted to develop a new Enterprise Resource Planning software product for the Company. The remainder of this amount was used to fund operating expenses. As of November 6, 1997, the Company had borrowed an additional $24,000 from it's major shareholder to fund current operations. All of these borrowings bear interest at the rate of 10% per annum.

Prepaid expenses increased by approximately $303,000 from June 30, 1997 to September 30, 1997, due to the deposit of $300,000 that was given to the software development firm for the ERP software development project. An increase in current liabilities of approximately $322,000 was mainly due to additional borrowings from stockholders and the $200,000 bank loan that was consummated during the three month period.

At November 6, 1997, the Company owed $1,018,000 to shareholders in outstanding notes, and $125,000 in accrued interest on those notes. Although no assurances can be given, management believes that the shareholders do not intend to demand repayment of the amounts owed in the foreseeable future. Discussions with the lending shareholders are currently being conducted towards converting the notes and the accrued interest to preferred or common stock in the Company. There can be no assurances that such debt-to-equity conversions will take place.

Management believes that capital from sources other than operations will be needed to fund future operations. The Company is attempting to raise substant-ial funds through the private placement of Company stock. There can be no assurances that the Company will be able to raise these additional funds and failure to do so may have a material adverse impact on the Company's business and operations.

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


                                       Unitronix Corporation
Date: November 14, 1997
                                       By: /s/William C. Wimer
                                           ---------------
                                           William C. Wimer
                                           Vice President, Operations and
                                           Chief Financial Officer