Form 10-Q
period 1997-12-31
UNITRONIX CORP
filed 1998-02-13
CIK 835270

Form 10-Q

                     Securities and Exchange Commission
                            Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1997
                              -------------------------.

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,456,932 shares of common stock, no par value, as of February 6, 1998.

                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Balance Sheets-
          December 31, 1997 and June 30, 1997                     4


Statements of Income -
          Three Months Ended December 31, 1997 and 1996           5
          and Six Months Ended December 31, 1997 and 1996

Statement of Changes in Stockholders' Deficit-
          Six Months Ended December 31, 1997                      6

Statements of Cash Flows -
          Six Months Ended December 31, 1997 and 1996             7

Notes to Financial Statements                                     8


Item 2:

Management's Discussion and Analysis of Results of               10
Operations and Financial Condition for the Three Months
Ended December 31, 1997 and the Six Months Ended
December 31, 1997




Part II.        Other Information                                13

                              UNITRONIX CORPORATION
                          PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                 BALANCE SHEETS
                                                   December 31,
                                                       1997          June 30,
                                                    (Unaudited)      1997 (1)
                                      ASSETS        -----------      --------
CURRENT ASSETS
      Cash                                           $144,763         $34,028
      Accounts receivable, net                        134,239          83,312
      Prepaid expenses and other current assets       222,511          23,050
                                                    ---------       ---------
      TOTAL CURRENT ASSETS                            501,513         140,390
                                                    ---------       ---------
Property, plant and equipment, net                     56,102          79,142
                                                   ----------       ---------
Other assets                                            1,825           2,266
                                                    ---------         -------
TOTAL ASSETS                                         $559,440        $221,798
                                                    =========        ========
                        LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Loan payable - bank                            $200,000            ---
      Notes payable - related parties                 975,924        $882,424
      Notes payable                                    15,823           6,323
      Accounts payable                                278,537         301,874
      Accounts payable - related party                    988           2,550
      Accrued expenses                                117,432         128,913
      Accrued interest-related party                  141,312          95,693
      Deferred revenue                                132,722          91,294
                                                     --------         -------
      TOTAL CURRENT LIABILITIES                     1,862,738       1,509,071

Note payable                                            3,667           6,850

STOCKHOLDERS' DEFICIT
      Common stock, no par value, 12,000,000 shares
        authorized, 9,456,932 shares issued and
        outstanding                                 3,485,412       3,485,412
      Undesignated capital shares, 3,000,000 shares
        authorized, none outstanding                   ----            ----
      Accumulated deficit                          (4,792,377)     (4,779,535)
                                                    ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT                        (1,306,965)     (1,294,123)
                                                    ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $559,440        $221,798
                                                    =========        ========
(1) Derived from audited financial statements.
    See notes to financial statements.

                                UNITRONIX CORPORATION

                                 STATEMENTS OF INCOME
                                      (Unaudited)


                                     Three Months Ended       Six Months Ended
                                         December 31,           December 31,
                                       1997       1996        1997        1996
                                      ------     ------      ------      ------
REVENUES:
     Computer systems and
       software licenses            $299,300     $43,845   $336,800    $186,874
     Services                        135,506     181,429    282,611     356,016
                                     -------     -------    -------   ---------
TOTAL REVENUES                       434,806     225,274    619,411     542,890
                                     -------     -------    -------     -------
COSTS AND EXPENSES:
     Cost of computer systems
       and software licenses           5,145       7,273      6,171      21,069
     Cost of services                 71,693      88,005    126,289     166,240
     Product development costs       174,381     238,256    221,736     386,881
     Selling expenses                 77,597      65,112    113,869     136,874
     General and administrative
       expense                        50,283      47,073    110,798      93,630
                                     -------     -------  ---------   ---------
TOTAL COSTS AND EXPENSES:            379,099     445,719    578,863     804,694
                                     -------     -------    -------     -------

PROFIT (LOSS) FROM OPERATIONS         55,707    (220,445)    40,548    (261,804)
INTEREST INCOME (EXPENSE),NET        (29,670)    (13,864)   (53,390)    (24,582)
                                     -------     -------    -------     -------
INCOME (LOSS) BEFORE INCOME TAXES     26,037    (234,309)   (12,842)   (286,386)
                                     -------     -------    -------     -------
PROVISION FOR INCOME TAXES                 0           0          0           0
                                     -------     -------    -------     -------
NET INCOME (LOSS)                    $26,037   $(234,309)  $(12,842)  $(286,386)
                                     =======     =======    =======     =======
BASIC EARNINGS (LOSS) PER              $0.00      $(0.02)     $0.00      $(0.03)
     COMMON SHARE

DILUTED EARNINGS (LOSS) PER            $0.00      $(0.02)     $0.00      $(0.03)
     COMMON SHARE

Weighted average number of common
   shares outstanding               9,456,932   9,456,932  9,456,932   9,456,932



See notes to financial statements.

                               UNITRONIX CORPORATION

                    STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                     For the Six Months Ended December 31, 1997

                                   Common Stock
                                ------------------
                                Shares                Accumulated  Stockholders'
                                Issued      Amount      Deficit       Deficit
                                ------      ------      -------       -------

Balance, June 30, 1997          9,456,932  $3,485,412  $(4,779,535) $(1,294,123)

Net loss for the period           ----         ----        (12,842)     (12,842)

                                 --------    --------     ---------     --------
Balance,
December 31, 1997               9,456,932  $3,485,412  $(4,792,377) $(1,306,965)
                                =========   =========   ===========   =========










See notes to financial statements.

                               UNITRONIX CORPORATION
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                  Six Months Ended December 31,
                                                --------------------------------
                                                       1997            1996
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                            $(12,842)       $(286,386)

Adjustments to reconcile net loss to
  net cash used by operating activities
      Depreciation and amortization                   23,042           34,315

(Increase) decrease in:
      Accounts receivable                            (50,927)         (20,072)
      Prepaid expenses and other current assets     (199,461)           1,072
      Other assets                                       441            2,137

Increase (Decrease) in:
      Accounts payable                               (24,899)          43,759
      Accrued expenses                                34,138           (8,706)
      Deferred revenues                               41,428            5,145
                                                     -------          -------
Net cash used by operating activities               (189,080)        (228,736)
                                                     -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sale (Purchase) of Equipment, net                               (32,658)
                                                     -------          -------
Net cash used by investing activities                   --            (32,658)
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from debt                             545,000          283,500
      Payments on debt                              (245,185)          (3,162)
                                                     -------          -------
Net cash provided by financing activities            299,815          280,338
                                                     -------          -------
Net increase in cash                                 110,735           18,944
Cash at beginning of period                           34,028           13,382
                                                     -------          -------
Cash at end of period                               $144,763          $32,326
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

2. Related Party Transactions:
   --------------------------
During the six month period ended December 31, 1997, the Company's principal shareholder loaned the Company $335,000 in the form of unsecured demand notes that bear interest at the rate of 10% per annum. $300,000 of this amount was used as an initial payment for a new software product that is being developed by an outside software development firm. $100,000 was charged to development expenses in the quarter ended December 31, 1997, and the remaining $200,000 is included in prepaid expenses and other current assets on the balance sheet for the quarter ended December 31, 1997. The remainder of the $335,000 was used to fund operations.

During the same period the Carolina First Bank loaned the Company $200,000 in the form of a demand note that was secured by all of the tangible assets of the Company. In addition to the pledge of assets, the Company's principal shareholder personally guaranteed this note, which bears interest at the rate of 9% per annum. Interest expense on these loans and prior borrowings from shareholders amounted to $52,969 in the six month period ended December 31, 1997. The Company repaid $242,000 of the unsecured notes to the principal shareholder during the six month period. Although no assurances can be given, management believes that the shareholders and the bank do not intend to demand repayment of the remaining amounts owed in the foreseeable future. The Company is attempting to secure additional sources of funding.

During fiscal 1993 and 1992, the Company had a consulting management agreement with a related entity controlled by its principal shareholder. Effective
July 1, 1993 a new agreement became effective in which substantially all of the employees of the related entity became employees of the Company. Under the new agreement, the Company charges the related entity for services it provides as well as fifteen percent of the company's rent expense for space occupied by the related entity. The amount owed to the related entity as a result of these agreements was $988 at December 31, 1997, and is included in accounts payable-related party in the accompanying financial statements.

3. Supplemental Disclosures of Cash Flow Information:
   -------------------------------------------------
Cash paid for interest for the periods indicated were as follows:


                                         Six Months Ended
                                            December 31,
                                         -----------------
                                         1997         1996
                                       --------     --------

      Interest, net                     $7,771         $629

4. Earnings (Loss) per Common Share:
   --------------------------------
Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share", which requires the disclosure of Basic Earnings per Common Share and Diluted Earnings per Common Share for all periods presented. Adoption of this statement has not affected the amounts presented in any period.

5.  Legal Proceedings
   -----------------

The Company filed suit against Computer Management Sciences, Inc. (CMSI) in the United States District Court for the District of Massachusetts on October 25, 1996. The suit seeks damages resulting from the breach of three contracts by CMSI to develop portions of the client-server ERP software, which contracts having been entered into in 1995 and 1996. The Company is seeking an amount in excess of $150,503, which is the amount that the Company paid to CMSI during the course of the contracts, plus costs, interest and such other relief that the Court deems just and equitable. On January 17, 1997, CMSI filed a counter-claim in the same Court alleging that the Company is liable to CMSI in an amount exceeding $200,000 on account of the Company's alleged breaches of the same contracts. Management believes that the CMSI counterclaim is without merit and is defending this counterclaim vigorously. There can be no assurance that an adverse outcome will not result in an adverse effect on the Company's financial position or results of its operations.

                              UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition

     The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS
---------------------
The company continued to sell additional PRAXA software modules, software support services and consulting services to existing customers over the past six months. In addition, the Company is actively marketing the latest version of the PRAXA software to PRAXA users that are no longer covered by support agreements, because of the ability of the latest version to handle dates beyond the end of 1999. Two orders were received for this software just prior to the end of the period, and an additional order was received early in the third quarter of the fiscal year. Several additional prospects are currently having discussions with the Company.

In September, 1997, the Company contracted with an independent software develop-ment firm for the development of a state of the art Enterprise Resource Planning system. Because of delays that have been encountered in the development of the software, the Company is renegotiating the terms of the contract while exploring alternatives to continuing with the project.

Second Quarter Ended December 31, 1997, Compared to the Second Quarter Ended
----------------------------------------------------------------------------
December 31, 1996
-----------------

Revenue for the three month period ended December 31, 1997 increased by 93% from the like period in 1996. Sales of computer systems and software licenses increased approximately $255,000, while revenue from services declined approx-imately $46,000. The increase in revenue from computer systems and software licenses was due to the sale of a corporate-wide license to an existing PRAXA customer, and a license upgrade to cover additional users by another customer. The lower revenue from services is due to some users terminating their software support agreements.

Total costs and expenses decreased by 15% from the second quarter of 1996 to the same quarter in 1997, primarily due to lower product development costs and lower cost of services. Both of these costs decreased because of the removal of personnel from these functions late in fiscal 1997.

The higher level of sales and decreased costs and expenses resulted in a profit from operations of approximately $56,000, or 12.8% of sales, during the second quarter of fiscal 1998, versus a loss from operations of $220,000 during the like quarter in fiscal 1997.

Six Months Ended December 31, 1997 Compared to Six Months Ended December 31,
----------------------------------------------------------------------------
1996
----

Revenue for the six month period ended December 31, 1997, increased by 14% from the like six month period in 1996. Sales of computer systems and software licenses increased by 80% due to the sale of a corporate-wide PRAXA license and a major license upgrade, while revenue from services declined by 21%. The decrease in revenue from services is primarily due to customers terminating their software support agreements. Management anticipates that this trend will continue in the future, as customers install other software or become confident of their own capabilities to support the PRAXA software.

Total costs and expenses decreased by 28% from the 1996 period to the same period in 1997. This decrease is primarily due to the elimination of personnel from the support and product development functions during the fiscal year ended June 30, 1997.

The increased revenues and decreased costs and expenses resulted in a profit from operations of approximately $40,000 for the six months ended December 31, 1997, as compared with a loss from operations of $262,000 for the six months ended December 31, 1996.

Earnings (Loss) per Common Share
--------------------------------

In the fiscal quarter ended December 31, 1997, the Company recorded net earnings of $26,037 or $0.00 per common share. In the fiscal quarter ended December 31, 1996, the Company experienced a net loss of ($234,309) or ($0.02) per common share.

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share", which requires the disclosure of Basic Earnings per Common Share and Diluted Basic Earnings per Common Share for all periods presented. Adoption of this statement has not affected the amounts presented in any period.

Liquidity and Capital Resources
-------------------------------

At December 31, 1997, the working capital deficit was $1,361,225 as compared to a deficit of $1,368,681 at June 30, 1997. The Company's cash position has improved to the point where it is able to make timely payments to creditors for current expenses. Since the end of the six month period ended December 31, 1997, the Company has resolved the legal actions that were brought by two creditors for nonpayment by issuing notes and a schedule of payments to the creditors and by making initial payments against the notes. The same action was taken with a third creditor, and is currently being discussed with another. Management does not believe that any other creditors will seek legal remedies in their attempts to collect the moneys that they are owed by the Company, but there can be no assurances that they will not do so.

During the six months ended December 31, 1997, the Company borrowed $200,000 from the Carolina First Bank, $195,000 of which was used to repay funds that had been advanced to the Company by it's major shareholder that were beyond the terms of an existing lending agreement. The Company also borrowed $335,500 from it's major shareholder, $300,000 of which was used as an initial payment to a software development firm that has contracted to develop a new Enterprise Resource Planning product for the Company. The remainder of these funds were used to fund operations. The Company later repaid $47,000 of the borrowings from it's major shareholder. All of these borrowings bear interest at 10% per annum.

Prepaid expenses increased by $200,000 from June 30, 1997, to December 31, 1997, due to the deposit that was given to the software development firm for the ERP software development project. An increase in current liabilities of approximately $350,000 was mainly due to additional borrowings. At February 1, 1998, the Company owed $975,924 to shareholders in outstanding notes, and $149,000 in accrued interest on those notes. Although no assurances can be given, management believes that the shareholders do not intend to demand repayment of the amounts owed in the foreseeable future. Discussions with the lending shareholders are being conducted towards converting the notes and the accrued interest to preferred stock in the Company. There can be no assurances that such debt to equity conversions will take place.

Management believes that capital from sources other than operations will be needed to fund future operations. The Company is attempting to raise funds through the private placement of Company stock. There can be no assurances that the Company will be able to raise these additional funds and failure to do so may have a material adverse impact on the Company's business and operations.

Impact of Recently Issued Accounting Pronouncements
---------------------------------------------------

The Financial Accounting Standards Board recently issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, the Statement requires that an amount representing total comprehensive income be reported. The Statement is effective for fiscal years beginning after December 15, 1997. Reclass-ification of financial statements for earlier periods is required for compar-itive purposes. The Company believes the implementation of SFAS 130 will not have a material impact on results of its operations.

The FASB also issued Statement No. 131 ("SFAS 131"), "Disclosures about Seg-ments of an Enterprise and Related Information". This Statement, which super-sedes Statement No. 14, "Financial Reporting for Segments of a Business Enter-prise," changes the way public companies report information about segments.
The Statement, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Statement is effective for periods beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. In addition, SFAS 131 need not be applied to interim periods in the initial year, however, in subsequent years, interim period information must be presented on a comparative basis. The Company is currently evaluating this Statement and its effect on financial statement disclosures.


                         Part II-Other Information

Item 3.  Defaults Upon Senior Securities

     As of December 31, 1997 the Company had borrowed $975,924 from three of its shareholders. The loans are in the form of demand notes that require quarterly payments of interest to the holders of the notes. The Company has made no interest payments against the notes and, as of December 31, 1997, owed $141,312 in accrued interest to the note holders. This amount is included in accrued expenses in the Company's balance sheet. As of February 5, 1998 the note holders have not requested payment of the interest due on the notes, but there can be no assurance that no such demand will be made.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

     Exhibit 27.  Financial Data Schedule

B.  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the six months ended December 31, 1997.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Unitronix Corporation
Date: February 13, 1998
                                       By: /s/William C. Wimer
                                           -------------------
                                           William C. Wimer
                                           Vice President, Operations and
                                           Chief Financial Officer