Form 10-Q
period 1998-03-31
UNITRONIX CORP
filed 1998-05-13
CIK 835270

Form 10-Q

                     Securities and Exchange Commission
                            Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                              -------------------------.

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,456,932 shares of common stock, no par value, as of May 13, 1998.

                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Balance Sheets-
          March 31, 1998 and June 30, 1997                        4


Statements of Income -
          Three Months Ended March 31, 1998 and 1997              5
          and Nine Months Ended March 31, 1998 and 1997

Statement of Changes in Stockholders' Deficit-
          Nine Months Ended March 31, 1998                        6

Statements of Cash Flows -
          Nine Months Ended March 31, 1998 and 1997               7

Notes to Financial Statements                                     8


Item 2:

Management's Discussion and Analysis of Results of               11
Operations and Financial Condition for the Three Months
Ended March 31, 1998 and 1997 and the Nine Months Ended
March 31, 1998 and 1997




Part II.        Other Information                                14

                              UNITRONIX CORPORATION
                          PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                 BALANCE SHEETS
                                                     March 31,
                                                       1998          June 30,
                                                    (Unaudited)      1997 (1)
                                      ASSETS        -----------      --------
CURRENT ASSETS
      Cash                                           $183,416         $34,028
      Accounts receivable, net                         72,688          83,312
      Prepaid expenses and other current assets       176,413          23,050
                                                    ---------       ---------
      TOTAL CURRENT ASSETS                            432,517         140,390
                                                    ---------       ---------
Property, plant and equipment, net                     45,002          79,142
                                                   ----------       ---------
Other assets                                            1,650           2,266
                                                    ---------         -------
TOTAL ASSETS                                         $479,169        $221,798
                                                    =========        ========
                        LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Loan payable - bank                            $200,000            ---
      Notes payable - related parties                 975,924        $882,424
      Notes payable                                    69,643           6,323
      Accounts payable                                172,583         301,874
      Accounts payable - related party                    208           2,550
      Accrued expenses                                114,799         128,913
      Accrued interest-related party                  156,360          95,693
      Deferred revenue                                 93,823          91,294
                                                     --------         -------
      TOTAL CURRENT LIABILITIES                     1,783,340       1,509,071

Note payable                                            2,080           6,850

STOCKHOLDERS' DEFICIT
      Common stock, no par value, 12,000,000 shares
        authorized, 9,456,932 shares issued and
        outstanding                                 3,485,412       3,485,412
      Undesignated capital shares, 3,000,000 shares
        authorized, none outstanding                   ----            ----
      Accumulated deficit                          (4,791,663)     (4,779,535)
                                                    ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT                        (1,306,251)     (1,294,123)
                                                    ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $479,169        $221,798
                                                    =========        ========
(1) Derived from audited financial statements.
    See notes to financial statements.

                                UNITRONIX CORPORATION

                                 STATEMENTS OF INCOME
                                      (Unaudited)


                                     Three Months Ended      Nine Months Ended
                                           March 31,              March 31,
                                       1998       1997        1998        1997
                                      ------     ------      ------      ------
REVENUES:
     Computer systems and
       software licenses            $142,000      $2,800   $478,800    $189,674
     Services                        159,749     158,526    442,360     514,542
                                     -------     -------    -------   ---------
TOTAL REVENUES                       301,749     161,326    921,160     704,216
                                     -------     -------    -------     -------
COSTS AND EXPENSES:
     Cost of computer systems
       and software licenses           3,626       8,917      9,797      29,986
     Cost of services                 70,324      83,008    196,613     249,248
     Product development costs        88,595     366,172    310,331     753,053
     Selling expenses                 41,600      25,402    155,469     162,276
     General and administrative
       expense                        66,105      54,858    176,903     148,488
                                     -------     -------  ---------   ---------
TOTAL COSTS AND EXPENSES:            270,250     538,357    849,113   1,343,051
                                     -------     -------    -------     -------

PROFIT (LOSS) FROM OPERATIONS         31,499    (377,031)    72,047    (638,835)
INTEREST INCOME (EXPENSE),NET        (30,785)    (17,142)   (84,175)    (41,724)
OTHER INCOME (EXPENSE), NET             ---       (2,356)      ---       (2,356)
                                     -------     -------    -------     -------
INCOME (LOSS) BEFORE INCOME TAXES        714    (396,529)   (12,128)   (682,915)
                                     -------     -------    -------     -------
PROVISION FOR INCOME TAXES                 0           0          0           0
                                     -------     -------    -------     -------
NET INCOME (LOSS)                       $714   $(396,529)  $(12,128)  $(682,915)
                                     =======     =======    =======     =======
BASIC EARNINGS (LOSS) PER              $0.00      $(0.04)     $0.00      $(0.07)
     COMMON SHARE

DILUTED EARNINGS (LOSS) PER            $0.00      $(0.04)     $0.00      $(0.07)
     COMMON SHARE

Weighted average number of common
   shares outstanding               9,456,932   9,456,932  9,456,932   9,456,932



See notes to financial statements.

                               UNITRONIX CORPORATION

                    STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                       For the Nine Months Ended March 31, 1998

                                   Common Stock
                                ------------------
                                Shares                Accumulated  Stockholders'
                                Issued      Amount      Deficit       Deficit
                                ------      ------      -------       -------

Balance, June 30, 1997          9,456,932  $3,485,412  $(4,779,535) $(1,294,123)

Net loss for the period           ----         ----        (12,128)     (12,128)

                                 --------    --------     ---------     --------
Balance,
March 31, 1998                  9,456,932  $3,485,412  $(4,791,663) $(1,306,251)
                                =========   =========   ===========   =========










See notes to financial statements.

                               UNITRONIX CORPORATION
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                   Nine Months Ended March 31,
                                                --------------------------------
                                                       1998            1997
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                            $(12,128)       $(682,915)

Adjustments to reconcile net loss to
  net cash used by operating activities
      Depreciation and amortization                   34,560           53,517

(Increase) decrease in:
      Accounts receivable                             10,624           29,674
      Prepaid expenses and other current assets     (153,363)          22,705
      Other assets                                       616            2,414

Increase (Decrease) in:
      Accounts payable                               (41,713)         192,756
      Accrued expenses                                46,553           12,704
      Deferred revenues                                2,529          (13,270)
                                                     -------          -------
Net cash used by operating activities               (112,322)        (382,415)
                                                     -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sale (Purchase) of Equipment, net                 (420)         (36,262)
                                                     -------          -------
Net cash used by investing activities                   (420)         (36,262)
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from debt                             535,500          416,500
      Payments on debt                              (273,370)          (4,305)
                                                     -------          -------
Net cash provided by financing activities            262,130          412,195
                                                     -------          -------
Net increase in cash                                 149,388           (6,482)
Cash at beginning of period                           34,028           13,382
                                                     -------          -------
Cash at end of period                               $183,416           $6,900
                                                     =======          =======

Supplemental disclosure of non-cash financing activity:
   Conversion of accounts payable to notes payable:  $89,920             ---

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

2. Related Party Transactions:
   --------------------------
During the nine month period ended March 31, 1998, the Company's principal shareholder loaned the Company $335,000 in the form of unsecured demand notes that bear interest at the rate of 10% per annum. $300,000 of this amount was used as an initial payment for a new software product that is being developed by an outside software development firm. $150,000 was charged to development expenses in the nine month period ended March 31, 1998, and the remaining $150,000 is included in prepaid expenses and other current assets on the balance sheet for the period ended March 31, 1998. The remainder of the $335,000 was used to fund operations.

During the same nine month period the Carolina First Bank loaned the Company $200,000 in the form of a demand note that was secured by all of the tangible assets of the Company. In addition to the pledge of assets, the Company's principal shareholder personally guaranteed this note, which bears interest at the rate of 9% per annum. Interest expense on these loans and prior borrowings from shareholders amounted to $81,767 in the nine month period ended March 31, 1998. The Company repaid $242,000 of the unsecured notes to the principal shareholder during the nine month period. Although no assurances can be given, management believes that the shareholders and the bank do not intend to demand repayment of the remaining amounts owed in the foreseeable future. If such a demand were made, it would have a material adverse impact on the Company's business and operations. The Company is attempting to secure additional sources of funding.

During fiscal 1993 and 1992, the Company had a consulting management agreement with a related entity controlled by its principal shareholder. Effective

July 1, 1993 a new agreement became effective in which substantially all of the employees of the related entity became employees of the Company. Under the new agreement, the Company charges the related entity for services it provides as well as fifteen percent of the company's rent expense for space occupied by the related entity. The amount owed to the related entity as a result of these agreements was $208 at March 31, 1998, and is included in accounts payable-related party in the accompanying financial statements.

3. Supplemental Disclosures of Cash Flow Information:
   -------------------------------------------------
Cash paid for interest for the periods indicated were as follows:


                                         Nine Months Ended
                                            December 31,
                                         -----------------
                                         1998         1997
                                       --------     --------

      Interest, net                    $10,542        $817

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

6. Subsequent Event
   ----------------

On April 17, 1998, the Company executed an agreement with Command Systems, Inc. ("the Creditor") a creditor of the Company, to satisfy $121,500 owed to the Creditor. The agreement calls for one payment of $10,000 and the issuance of 101,500 shares of $1.00 par value, 6% cumulative, non-voting preferred stock. This agreement settles all remaining balances owed to the Creditor.

                              UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition

     The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS
---------------------
The company continued to sell additional PRAXA software modules, software support services and consulting services to existing customers over the past nine months. In addition, the Company is actively marketing the latest version of the PRAXA software to PRAXA users that are no longer covered by support agreements, because of the ability of the latest version to handle dates beyond the end of 1999. Three sales of the year 2000 compliant version of PRAXA were made during the nine month period. Additional prospects are currently in negotiations with the Company.

In September, 1997, the Company contracted with an independent software develop-ment firm for the development of a state of the art Enterprise Resource Planning system. Because of delays that were encountered in the development of the software, the Company is currently renegotiating the terms of the contract while exploring alternatives to continuing with the project.

Third Quarter Ended March 31, 1998, Compared to the Third Quarter Ended
-----------------------------------------------------------------------
March 31, 1997
--------------

Revenue for the three month period ended March 31, 1998 increased by 87% from the like period in 1997. Sales of computer systems and software licenses increased approximately $139,000, while revenue from services increased approx-imately $1,200. The increase in revenue from the sale of computer systems and software licenses is due to two sales of the year 2000 compliant version of PRAXA.

Total costs and expenses decreased by 50% from the third quarter of 1997 to the same quarter in 1998, primarily due to lower product development costs and lower cost of services. Both of these costs decreased because of the elimin-ation of personnel from these functions late in fiscal 1997.

The higher level of sales and decreased costs and expenses resulted in a profit from operations of approximately $31,000, or 10% of sales, during the third quarter of fiscal 1998, versus a loss from operations of $377,000 during the like quarter in fiscal 1997.

Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997
-----------------------------------------------------------------------------

Revenue for the nine month period ended March 31, 1998, increased by 31% from the like nine month period in 1997. Sales of computer systems and software licenses increased by 152% due to the sale of a corporate-wide PRAXA license, a major license upgrade and the aforementioned sales of the year 2000 compliant version of PRAXA. Revenue from services declined by 14%. The decrease in revenue from services is primarily due to customers not renewing their software support agreements. Management anticipates that this trend will continue in the future, as customers install other software or become confident of their own capabilities to support the PRAXA software.

Total costs and expenses decreased by 37% from the 1997 period to the same period in 1998. This decrease is primarily due to the elimination of personnel from the support and product development functions during the fiscal year ended June 30, 1997.

The increased revenues and decreased costs and expenses resulted in a profit from operations of approximately $72,000 for the nine months ended March 31, 1998, as compared with a loss from operations of $639,000 for the nine months ended March 31, 1997.

Earnings (Loss) per Common Share
--------------------------------

In the fiscal quarter ended March 31, 1998, the Company recorded net earnings of $714 or $0.00 per common share. In the fiscal quarter ended March 31, 1997, the Company experienced a net loss of ($396,529) or ($0.04) per common share.

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share", which requires the disclosure of Basic Earnings per Common Share and Diluted Basic Earnings per Common Share for all periods presented. Adoption of this statement has not affected the earnings per share amounts presented in any period.

Liquidity and Capital Resources
-------------------------------

At March 31, 1998, the working capital deficit was $1,350,823 as compared to a deficit of $1,368,681 at June 30, 1997.

During the three month period ended March 31, 1998, the Company resolved the legal actions that were brought by four creditors for nonpayment by issuing notes and a schedule of payments to three of the creditors and by making a partial payment and agreeing to issue preferred stock to the fourth. Management does not believe that any other creditors will seek legal remedies in their attempts to collect moneys that they are owed by the Company, but there can be no assurances that they will not do so.

During the nine months ended March 31, 1998, the Company borrowed $200,000 bearing interest at a rate of 9%, from the Carolina First Bank, $195,000 of which was used to repay funds that had been advanced to the Company by it's major shareholder that were beyond the terms of an existing lending agreement. The Company also borrowed $335,500 from it's major shareholder, $300,000 of which was used as an initial payment to a software development firm that has contracted to develop a new Enterprise Resource Planning ("ERP") product for the Company. The remainder of these funds were used to fund operations. The Company later repaid $47,000 of the borrowings from it's major shareholder. All of the borrowings from the major shareholders bear interest at 10% per annum.

Prepaid expenses increased by $153,000 from June 30, 1997, to March 31, 1998, as a result of the aforementioned initial payment to the software development firm for the ERP software development project. An increase in current liabil-ities of approximately $274,000 was mainly due to additional borrowings. At March 31, 1998, the Company owed $975,924 to shareholders in outstanding notes, and $156,000 in accrued interest on those notes. Although no assurances can be given, management believes that the shareholders do not intend to demand repayment of the amounts owed in the foreseeable future.

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

Impact of Recently Issued Accounting Pronouncements
---------------------------------------------------

The Financial Accounting Standards Board recently issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, the Statement requires that an amount representing total comprehensive income be reported. The Statement is effective for fiscal years beginning after December 15, 1997. Reclass-ification of financial statements for earlier periods is required for compar-itive purposes. The Company believes the implementation of SFAS 130 will not have an impact on results of its operations.

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


                         Part II-Other Information

Item 3.  Defaults Upon Senior Securities

     As of March 31, 1998 the Company had borrowed $975,924 from three of its shareholders. The loans are in the form of demand notes that require quarterly payments of interest to the holders of the notes. The Company has made only one interest payment of $9,350 against the notes and, as of March 31, 1998, owed $156,360 in accrued interest to the note holders. This amount is included in accrued interest-related party in the Company's balance sheet. As of April 27, 1998 the note holders have not requested payment of the interest due on the notes, but there can be no assurance that no such demand will be made.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

     Exhibit 27.  Financial Data Schedule

B.  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the nine months ended March 31, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Unitronix Corporation
Date: May 13, 1998
                                       By: /s/William C. Wimer
                                           -------------------
                                           William C. Wimer
                                           Vice President, Operations and
                                           Chief Financial Officer