Form 10-K
period 1998-06-30
UNITRONIX CORP
filed 1998-09-29
CIK 835270

Form 10-K
                 Securities and Exchange Commission
                      Washington, DC 20549

ANNUAL REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended    June 30, 1998
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

Based upon the last sale price of the stock on August 12, 1998, of $0.125 per share, the aggregate market value, as of September 11, 1998 of the shares of common stock held by non-affiliates was $379,234. "Non-affiliates" includes all share owners of the registrant other than its officers, directors and owners of more than ten percent of its outstanding stock.

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

9,456,932 shares of common stock, no par value, as of September 28, 1998

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

GENERAL

Unitronix Corporation was founded and incorporated in 1975 in the State of New Jersey, and operated as a distributor of products manufactured by Digital Equipment Corporation (DEC, now a division of Compaq Computer Corporation) until 1986. In 1986 the Company purchased the PRAXA software package from Xerox Corporation and since that time has been in the business of marketing, install-ing and supporting turnkey computer systems incorporating PRAXA and equipment manufactured by DEC. The Company also separately licenses PRAXA software to existing users of DEC's VAX and Alpha lines of computers and to purchasers from other vendors of DEC computer equipment.

PRAXA is a Manufacturing Resource Planning (MRPII) system which integrates manufacturing, distribution and financial applications into one system that monitors and supports material requirements planning, capacity planning, factory order and cost control, inventory control, product sales and distri-bution and financial accounting.

MRPII systems were well accepted by manufacturing industries by the mid-1980's and were widely adopted by large and medium sized firms. Sub-sets of MRPII systems are employed by non-manufacturing firms to help manage specific seg-ments of their businesses, e.g., wholesale distributors employ the sales, distribution and financial modules of MRPII systems in their firms while some service companies use only the financial modules.

PRODUCTS

The Company's software product, PRAXA, is a third generation MRPII system that was well accepted by the marketplace in the late 1980's and early 1990's. PRAXA consists of 29 modules that help manufacturing and distribution firms manage their sales, distribution, manufacturing and accounting functions. PRAXA is written in COBOL and operates exclusively on DEC's VAX and Alpha computer systems with the VMS operating system. PRAXA was licensed and installed by approximately 200 companies at 450 sites, including locations in Mexico and Canada.

PRAXA succeeded in the marketplace because of its rich functionality and adapt-ability to the customer's unique needs. The Company continually enhanced the product by incorporating new features and functions, such as the ability to schedule and control continuous manufacturing operations. New versions of the software were released annually.

Beginning in the early 1990's the users of commercial computer software began to demand products that were easier to use, more readily adaptable to their needs and less expensive to operate and maintain. Systems built around the client-server paradigm were thought to fulfill those needs, and most existing and some new suppliers of manufacturing software mounted major development projects to bring client-server Enterprise Resource Planning (ERP) systems to market. The demand for conventional MRPII systems fell dramatically to the point where sales of PRAXA to new customers amounted to only three systems from 1992 to 1998. Since 1991, the Company's revenues have been generated primarily from the sale of hardware and PRAXA license upgrades, software support, and additional PRAXA modules to existing customers.

COMPUTER EQUIPMENT

Until 1998, the Company was a reseller of computer systems and operating system software manufactured by Digital Equipment Corporation. All of the sales of such equipment and software made since 1992 were to users of the PRAXA MRPII system. The Company purchased the equipment and software from one of the major national distributors of DEC equipment. The distributor that was supplying the Company with computer equipment declined to renew its agreement with the Company for 1998 due to the small volume of sales that the Company was achieving. The Company no longer resells computer equipment and operating system software.

CUSTOMER SUPPORT

The Company provides "hot-line" support to PRAXA users from its office in Westmont, New Jersey. This support is in the nature of resolving specific problems that users encounter in using the PRAXA software. The support group also develops enhanced versions of PRAXA that are released periodically. The newest version, release 11.0, has been in full production release since the Fall of 1997. This release contains the changes needed to handle dates in the next century.

PROFESSIONAL SERVICES

The Company provides consulting and training services to PRAXA users. Since the Company no longer employs any pre-sales or post-sales consultants, all consulting and training services are being provided by the Company's customer support group. This group also provides custom programming for PRAXA users.

SALES AND MARKETING

The National Director of Sales is currently the only full-time sales person employed by the Company. Located in the Chicago area, this individual is responsible for all sales activity for the Company. The primary focus of the Director of Sales during the past five years has been to sell PRAXA software upgrades and add-ons and computer system upgrades to existing PRAXA customers. At present, PRAXA users that are not eligible to receive the latest version of PRAXA because they are not covered by support agreements are being targeted to purchase this version because of its capabilities to handle dates in the twenty-first century.

PRODUCT DEVELOPMENT

Unitronix started a project in 1993 to create a client-server Enterprise Resource Planning system to sell into the midmarket. A small staff of software developers and testers was hired, and information systems contractors were employed to develop some portions of the new system. From mid 1993 through early 1997, the Company spent approximately $1.6 million on the development of the new system. This effort resulted in completion of approximately one-half of the software that was needed for the initial release of the product.

By early 1997 it was evident that new technologies were gaining momentum in the information systems field. Information systems developed with languages and tools that were used for developing internet applications held out the promise to the user of the system of lower development costs, lower deployment and operating expenses and easier adaptability to the users particular needs.

Faced with the prospect of spending another year and significantly more funds to complete the development of the client-server system that the Company was working on, management elected during the last quarter of fiscal 1997 to curtail the client-server development effort and embark upon a project to convert what had been accomplished to date into an intranet-based product.

All of the software development work was outsourced to a software developer who planned to utilize a proprietary software development tool. The Company was responsible for defining the functional requirements of the system and for testing the final product prior to installing it at customer sites. A contract was negotiated with the development firm that would have resulted in a finished product by the end of calendar year 1998.

As early in the project as December, 1997, the software development firm began to miss the delivery dates that were established in the contract. Upon investigation, is was revealed that the proprietary software development tool that the developer was using was not capable of producing the software that was needed to meet the functional specifications that the Company had produced. Attempts were made to get the project "on track", but to no avail. In June, 1998, the Company initiated action to recover the funds that had been advanced to the developer as well as other expenses incurred during the course of the failed project. As required by the development contract, this action is in the form of a hearing by an arbitrator. No date has been set for this hearing.

The Company currently has no plan to develop or acquire an ERP product. The Company is searching for software products that will allow it to continue in the business of software sales. The future of the Company is dependent upon finding such products.

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

EQUIPMENT RESALE

The Company was named a Distributor Affiliated Value Added Reseller (DVAR) for Pioneer-Standard Electronics, Inc. in May, 1996. This relationship provided the Company with a source of computer equipment manufactured by Digital Equip-ment Corporation for resale to its customers. This relationship, which was for a one year period, was not renewed by Pioneer-Standard in May, 1997, due to the low volume of equipment sales that had been achieved by the Company during the one year period of the agreement. The Company currently has no reseller relationships with providers of computer equipment.

CUSTOMER DEPENDENCE

One customer accounted for $212,900 or 19.8% of the Company's total revenue in the year ended June 30, 1998. Since $200,000 of the revenue derived from this customer was for a corporate-wide PRAXA software license, the Company does not anticipate sales to this customer at comparable levels in future years. No other single customer accounted for more than 10% of total revenue for the year.

HISTORY OF LOSSES

The Company incurred net losses of $463,817 in fiscal 1996, $802,947 in fiscal 1997 and $251,647 in fiscal 1998. As of June 30, 1998, the Company had an accumulated deficit of $5,031,182. There can be no assurance that the Company will be profitable in the future.

The manufacturing applications software market is intensely competitive and changing rapidly. It is estimated that there are more than three hundred vendors of ERP and/or MRP II software in the United States, supplying packages of varying degrees of sophistication to operate on various hardware and operating system platforms. The majority of the dollar volume of sales of such software has been generated by a few vendors of ERP packages that have until recently sold almost exclusively to large manufacturing and distribution firms.

COMPETITION

A number of suppliers of ERP and MRP II software packages have been selling to midmarket companies, which is the Company's target market, for several years. Many of these vendors have been selling and installing client-server products for several years. The vendors that have been selling almost exclusively to large companies, such as SAP, Baan and Oracle, have begun efforts to sell their products to midmarket companies. The features and functionality of the products of these suppliers are well developed since most have been enhancing their original products for a number of years. The Company cannot successfully compete for new customers with its existing PRAXA software product.

CONTROL BY EXISTING STOCKHOLDERS

The Company's directors and their families together own approximately 78.1% of the outstanding shares of the common stock of the Company. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the election of directors, and mergers, consolidations and sales of the assets of the Company.

EMPLOYEES

At September 28, 1998, the Company employed 7 persons, including 1 in sales,
3 in customer support, 1 in product management, 1 in finance and adminis-tration and one clerical support person. Management believes that the Company's employee relations are satisfactory.

ITEM 2                              PROPERTIES
------                              ----------

The Company's executive offices occupy 1600 square feet of rented office space in Peabody, Massachusetts, at a rental rate of $1,735 per month. The Company is a tenant at will in this space.

The Company has a three year lease for 1,339 square feet of office space in Westmont, New Jersey, for the use of its customer support and technical services operation. The monthly rent for this facility is $1,702 through April 30, 1999, $1,753 from May 1, 1999 through April 30, 2000, and $1,805 from May 1, 2000 through April 30, 2001, at which time the lease expires.

ITEM 3                        LEGAL PROCEEDINGS
------                        -----------------

The Company filed suit against Computer Management Sciences, Inc. (CMSI) in the United States District Court for the District of Massachusetts in Boston, Massachusetts on October 25, 1996. The suit seeks damages resulting from the breach of three contracts by CMSI to develop portions of the client-server ERP software, such contracts having been entered into in 1995 and 1996. The Company is seeking an amount in excess of $150,503, which is the amount that the Company paid to CMSI during the course of the contracts, plus costs, interest and such other relief that the Court deems just and equitable. On January, 17, 1997, CMSI filed a counterclaim in the same Court alleging that the Company is liable to CMSI in an amount exceeding $200,000 on account of the Company's alleged breaches of the same contracts. Management believes that the CMSI counterclaim is without merit and is defending this counterclaim vigorously. The case is scheduled to go to trial in Boston, Massachusetts on December 29, 1998.

On June 30, 1998, the Company filed for arbitration against InterObjects, a software development firm, for breach of contract and failure to meet mile-stones in the development of a new version of PRAXA. The Company had made an initial prepayment of $300,000 to InterObjects in September, 1997. In January, 1998, the Company requested that InterObjects cease work on the system because of InterObjects nonperformance against the contract. The arbitration proceedings have not been scheduled.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------         ---------------------------------------------------

The Company did not submit any matters to a vote of the shareholders during the last quarter of fiscal year 1998.

PART II
Item 5          MARKET FOR THE COMPANY'S COMMON STOCK AND
                -----------------------------------------
                     RELATED SECURITY HOLDER MATTERS
                     -------------------------------

The Company's Common Stock is currently listed on the over the counter "pink sheets".

The following table sets forth, for the calendar quarters indicated, the high and low bid prices reported for the Company's Common Stock, by the indicated source. There were 146 record holders of the Company's Common Stock (including brokerage firms and other nominees) on September 9, 1998. The Company believes that there are approximately 450 beneficial shareholders.

Calendar Year Ended December 31,             OTC Bulletin Board
--------------------------------          -------------------------

                                                 Bid Prices
                                                 ----------
                                               High       Low
                                               ----       ---
1996
Third Quarter                                  No Bid     No Bid
Fourth Quarter                                 0.0625     0.0625

1997
First Quarter                                  0.0625     0.0625
Second Quarter                                 0.0625     0.0300
Third Quarter                                  0.1875     0.0600
Fourth Quarter                                 0.2500     0.09375

1998
First Quarter                                  0.1875     0.09375
Second Quarter                                 0.1875     0.09375

DIVIDEND POLICY

No dividends have been declared by the Board of Directors. The Board of Directors currently plans to retain any future earnings for use in the Company's business.

Item 6                     SELECTED FINANCIAL DATA
                           -----------------------

                       Summary Consolidated Financial Information
                         (in thousands, except per share data)
                            For fiscal year ending June 30,
                            -------------------------------
CONSOLIDATED INCOME              1998      1997      1996      1995      1994
STATEMENT DATA:                  ----      ----      ----      ----      ----
Revenue from Operations        $1,076      $940    $1,353    $1,496    $2,081
Loss from Operations              (15)     (737)     (451)     (227)     (201)

Net Loss                         (252)     (803)     (464)     (242)     (209)

Per Share Data:
  Basic and Diluted net Loss
    Per Share                    (.03)     (.08)     (.05)     (.03)     (.03)

Shares Used in Computing
  Per Share Data            9,456,932 9,456,932 9,456,932 9,456,932 6,028,149

CONSOLIDATED BALANCE SHEET DATA:

Working Capital/(Deficit)       $(629)  $(1,369)    $(600)    $(318)    $(325)
Total Assets                      213       222       272       569       926
Short term debt, including
  current maturities of
  long-term debt                  545       889       344       124       124
Long-term debt, less
  current maturities               -          7        13        19        26
Shareholder's equity
  (deficit)                    (1,545)   (1,294)     (491)      (27)      214

Item 7.
-------

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

FISCAL YEAR ENDED JUNE 30, 1998 VS. FISCAL YEAR ENDED JUNE 30, 1997

Total revenue for the year increased by 15% from the year ended June 30, 1997 to the year ended June 30, 1998. Revenue from the sale of computer systems and software licenses increased by 81% to $491,300. Of this amount, $200,000 was for a corporate-wide license for one customer and $170,000 came from three customers that were not covered by support agreements for copies of the latest release of PRAXA. The 12% decrease in services revenue was due to lower support revenue, as customers continue to refuse to renew their PRAXA support agree-ments. Management expects support revenue to continue to decline during the next fiscal year as more customers convert to other software or elect to support PRAXA themselves. Management also believes that it will be successful in selling upgrades to the year 2000 compliant version of PRAXA to additional users that are not covered by software support contracts, but is unable to esti-mate the number or dollar value of these sales.

The cost of computer systems and software licenses declined by 76% from the year ended June 30, 1997, to the year ended June 30, 1998. A decrease in the purchase of Xentis software that is resold by Unitronix under the name of PRAXVU accounted for the decline. The cost of services decreased by 19% from fiscal 1997 to fiscal 1998 since there were fewer customers that were covered by support agreements.

Product development costs decreased by 66% to approximately $310,000 in fiscal 1998 because the entire development staff was released in June, 1997. The $310,000 includes $150,000 of the amount that was advanced to InterObjects for development of a new ERP product for the Company. The other $150,000 of the advance is treated as other expense on the statement of operations because the development of the software ceased in January, 1998. There is currently no other development work underway in the Company. Management plans a future upgrade release of PRAXA for the purpose of retaining its base of support customers.

Selling expenses did not change significantly from fiscal 1997 to fiscal 1998. General and administrative expenses increased by 55% or approximately $119,000 primarily due to increased legal and accounting expenses and additional personnel costs and expenses associated with relocating the New Jersey support office. Total costs and expenses decreased by 35% from 1997 to 1998 which, along with a 15% increase in total revenue, resulted in a 98% decrease in the loss from operations to $(14,671).

Interest expense increased by 53% from 1997 to 1998 due to the higher amount of notes outstanding during fiscal 1998. As is discussed below, approximately

$676,000 of notes payable to shareholders was converted to preferred stock during the last quarter of the fiscal year. The Company realized a $10,000 gain due to forgiveness of debt by a certain creditor, which has been classified as other income. The net loss decreased from approximately $(803,000) for the year ended June 30, 1997, to approximately $(252,000) for the year ended June 30, 1998.

FISCAL YEAR ENDED JUNE 30, 1997 VS. FISCAL YEAR ENDED JUNE 30, 1996

Total revenue for the Company decreased by 30% from fiscal 1996 to fiscal 1997. Revenue from the sale of computer systems and software licenses decreased by 45%, which is a direct reflection of the lack of market acceptance of the third generation PRAXA MRP II software package. Revenue from services declined by 22% due to less demand for training and consulting services and fewer software maintenance customers. Management believes that revenue from PRAXA software support will continue to decline.

The cost of computer systems and software licenses decreased by 88% from fiscal 1996 to fiscal 1997. The only purchases made during the year were for third party software licenses. The amortization of capitalized software development expenses declined from $161,596 in fiscal 1996 to $28,567 in fiscal 1997. All of the PRAXA development expenses that were capitalized in prior years have now been amortized.

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

All other areas of expense declined from 1996 to 1997 due to further reductions in staffing. Four people, including two in finance and administration, one in sales and marketing and one in customer support, resigned during the year and were not replaced. Further expense reductions were made late in the fiscal year including elimination of the product development staff and a reduction in the office space rented for the Peabody headquarters. Even with these reductions, the increased development costs caused total expenses, exclusive of the cost of computer systems and software licenses, to increase by 13% from 1996 to 1997.

The net loss for the Company increased by approximately $339,000 from 1996 to 1997. $188,000 of the increase is attributable to higher expenses; exclusive of the cost of computer systems and software licenses,the remainder is due to decreased revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company began operating as a debtor in possession under a Chapter 11 reorg-anization court order on February 18, 1992. A final decree was issued by the

Bankruptcy Court on November 3, 1993, closing the Company's case. Final payments to complete all bankruptcy related obligations were made during the fiscal year ended June 30, 1994.

During the fourth quarter of fiscal 1998 the Company successfully converted $956,728 in debt, accounts payable and accrued interest to 956,728 Series A convertible preferred shares in the Company. The preferred shares carry a cumulative dividend of 6% per annum. Each preferred share is convertible to one common share up to June 30, 2000. From July 1, 2000 up to June 30, 2001, each one and one-half preferred shares are convertible to one common share, and after June 30, 2001, each preferred share is convertible to one-half common share.
The Company will redeem all outstanding preferred shares from this issuance at a price of one dollar per share plus accumulated unpaid dividends between July 1 and July 31, 2002, unless prohibited by law from doing so. Note 9 to the financial statements attached to this report provides additional information about the preferred shares that were issued.


At June 30, 1998, the working capital deficit was $629,000 as compared to deficits of $1,369,000 and $600,000 at June 30, 1997 and 1996, respectively. The debt conversion discussed above, along with increased revenue and decreased expenses, was responsible for the reduction in the working capital deficit from June 30, 1997 to June 30, 1998.

In August, 1997, the Company pledged all of its tangible and intangible assets to the Carolina First Bank as collateral for a $200,000 loan that was used for a down payment to a software development firm for developing a new ERP product for the Company. As previously discussed, the Company is currently attempting to recover these funds from the development firm through arbitration because of contractual nonperformance.

Management projects that funds from sources other than the sale of existing products and related services will be needed if the Company is to continue to operate. The Company is searching for software products that will allow it to continue in the business of software sales. There can be no assurance that the needed products or other sources of funds can be obtained, in which case the Company may be forced to cease operations.

Impact of Recently Issued Accounting Pronouncements
---------------------------------------------------

The Financial Accounting Standards Board recently issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, the Statement requires that an amount representing total comprehensive income be reported. The Statement is effective for fiscal years beginning after December 15, 1997. Reclass-ification of financial statements for earlier periods is required for compar-itive purposes. The Company believes the implementation of SFAS 130 will not have an impact on results on its operations.

The FASB also issued Statement No. 131 ("SFAS 131"), "Disclosures about Seg-ments of an Enterprise and Related Information". This Statement, which super-sedes Statement No. 14, "Financial Reporting for Segments of a Business Enter-prise," changes the way public companies report information about segments. The Company believes the implementation of SFAS 131 will not have an impact on its operations.

The Statement, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Statement is effective for periods beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. In addition, SFAS 131 need not be applied to interim periods in the initial year.

In June, 1998, the FASB issued Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. The statement establishes account-ing and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.


Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------         -------------------------------------------

The information required by this Item is submitted as a separate section of this report commencing on page 1 attached hereto.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------        ------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

None.

                                  PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------     --------------------------------------------------
The executive officers and directors of Unitronix are as follows:

NAME                      AGE           CURRENT POSITION
----                      ---           ----------------
Jack E. Shaw              64            Chairman of the Board, Chief
                                        Executive Officer, Director

Robert C. Crawford        71            Treasurer, Secretary, Director

Dr. Howard L. Morgan      52            Director

Robert G. Sable           58            Director

William C. Wimer          61,           Chief Financial Officer,
                                        Vice President of Operations

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

JACK E. SHAW is Chairman of the Board and Chief Executive Officer of the Company. He is also Chairman and CEO of Shaw Resources, Inc., a Greenville, South Carolina-based investment company and real estate developer. Mr. Shaw is Also Chairman of Piedmont Software, Inc., President of Carolina Rentals, Inc., And owner of Resort Golf, which operates premier miniature golf courses in Myrtle Beach, South Carolina. Mr. Shaw is also the largest shareholder of Unitronix Corporation, holding approximately 52% of the outstanding common shares.

ROBERT C. CRAWFORD was elected to the Board of Directors in January, 1993. He was appointed Treasurer and Secretary on July 1, 1993. Mr. Crawford was formerly President, Chief Executive Officer and a Director of Dan River, Inc., Floor Coverings Division. He is presently Chairman of the Board of Greenville Technical College in Greenville, South Carolina.

DR. HOWARD L. MORGAN was named a Director in January, 1993. Dr. Morgan is President of the Arca Group, Inc., a consulting and investment management firm. He previously directed Renaissance Technologies Corporation's venture capital activities. He also serves as a Director of Franklin Electronic Publishers, Neoware Systems, Infonautics Corp., Quarterdeck Inc., Cylink Corporation, Kentek Information Systems, MetaCreations, Inc. and Segue Software.

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

              COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

During the 1998 fiscal year none of the directors, officers or beneficial owners of more than 10 percent of the Company's common stock failed to file on a timely basis reports required by Section 16 (a) of the Exchange Act.

Item 11.                    EXECUTIVE COMPENSATION
--------                    ----------------------

The following table sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for services rendered in all capacities to the Company during each of the fiscal years ended June 30, 1998, 1997 and 1996 to: (1)the Company's Chief Executive Officer, and (2) each of the other officers whose total compensation for the fiscal year ended June 30, 1998, required to be disclosed in column (c) below exceeded $100,000.

                             SUMMARY COMPENSATION TABLE
                             --------------------------
                                 Annual Compensation
                                 -------------------
(a)                   (b)     (c)          (d)        (e)        (f)
Name and                              Other Annual            All Other
Principal Position   Year    Salary   Compensation  Options  Compensation

Jack E. Shaw         1998      (1)          -          -           -
Chief Executive      1997      (1)          -          -           -
Officer              1996      (1)          -          -           -
(1) The Company has not paid Mr. Shaw any compensation for his services to date.

COMPENSATION OF DIRECTORS

The Company currently does not compensate directors for their services; it does reimburse them for reasonable expenses incurred in performing their duties as directors.

1993 STOCK OPTION PLAN

At June 30, 1997, 1,000,000 shares of common stock were reserved for issuance or grant under the Unitronix Corporation 1993 Stock Option Plan. The options are granted to employees, officers, directors and consultants to the Company. The exercise price for incentive options must be at least 100% of the fair market value of the common stock as determined by the Option Committee of the Board of Directors on the date of the grant, as are the rate of exercisability and the expiration date of the grant. Options for 210,000 shares were granted during the year ended June 30, 1998, and options for 3,000 shares expired because the option holders left the Company. At June 30, 1998, there were options for 465,000 shares of common stock outstanding.

The following options were granted under the Option Plan during the year ended June 30, 1998:

INCENTIVE           EXERCISE          OPTION
OPTIONS             PRICE             EXPIRATION          POTENTIAL VALUE
GRANTED            (per share)        DATE                AT EXPIRATION DATE
----------          ---------         ----------          ------------------
210,000 shares(3)   $0.125            February 7, 2004    $25,236.49(1)
common stock                                              $32,922.07(2)

(1) Based upon $0.091 market value at time of grant and 5% annual appreciation in market value.

(2) Based upon $0.091 market value at time of grant and 10% annual appreciation in market value.

(3) 90,000 of the 210,000 options granted were issued to an outside consultant.

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

Item 12.            SECURITY OWNERSHIP OF CERTAIN
                    -----------------------------
                   BENEFICIAL OWNERS AND MANAGEMENT
                   --------------------------------
The following table sets forth information regarding the beneficial ownership of the Company's common stock as of September 4, 1998, by those persons owning beneficially 5% or more of such shares, by each director, and by all executive officers and directors as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock which they own of record.

NAME AND ADDRESS OF            SHARES OF               PERCENTAGE OF
BENEFICIAL OWNER(1)            COMMON STOCK            COMMON STOCK
------------------             ------------            ------------
Jack E. Shaw (2)                 4,873,673                 51.5%

Robert C. Crawford                 199.391                  2.1%

Howard L. Morgan (3)             1,350,000                 14.3%

All Directors and Officers
as a Group (5 persons)           6,423,064                 67.9%

Samuel H. Jones, Jr.               500,000                  5.3%
US Route 40
Woodstown, NJ 08098

Jane Shaw (4)                      500,000                  5.3%
2320 E. North Street
Greenville, SC 29607

(1)The address of each officer and director of the Company listed in the table is in care of the Company, One Newbury Street, Peabody, MA 01960

(2)Does not include 500,000 shares owned by Jane Shaw, his wife, and a total of 500,000 shares owned by Ronald Shaw and Donald Shaw, his and her adult children.

(3)Includes 30,000 shares held in trusts for the benefit of his three children, Kimberly Morgan, Elizabeth Morgan and Danielle Morgan.

(4)Does not include 4,873,673 shares owned by Jack E. Shaw, her husband, and a total of 500,000 shares owned by Ronald Shaw and Donald Shaw, his and her adult children.


Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------       ----------------------------------------------

The information required by this Item is set forth under Notes to Financial Statements "Related Party Transactions", page 10 attached hereto.

                                   PART IV
                                   -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------
A.  The following documents are filed as a part of this report:

1.Financial Statements
  --------------------                                             PAGE
                                                                   ----
Report of Independent Accountants                                    1

Balance Sheets at June 30, 1998 and 1997                             2

Statements of Operations - Years ended June 30, 1998, 1997 and 1996  3

Statements of Changes in Stockholders' Deficit-                      4
  Years ended June 30, 1998, 1997 and 1996

Statements of Cash Flows - Years ended June 30, 1998, 1997 and 1996  5

Notes to Financial Statements                                        6

2.Schedules
  ---------

SCHEDULE II - Valuation and Qualifying Accounts                     19
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

3.EXHIBITS (numbers below reference the Exhibit Table of Item 601 of
            Regulation S-K)

(3)Articles of Incorporation and By-Laws                             *

(4)Specimen Common Stock Certificates                                *

(10)Material Contracts:
 10.1   1993 Stock Option Plan                                      **

*Previously filed with the Securities and Exchange Commission on August 12, 1988, as an exhibit to the Company's S-18 registration statement (File Number 33-22494-NY), such previously filed exhibits incorporated herein by reference.

**Previously filed with the Securities and Exchange Commission on August 29, 1994 as an exhibit to the Company's S-8 registration statement, such previously filed exhibits incorporated herein by reference.

B.  Reports on Form 8-K

The Company did not file any reports on form 8-K during the last quarter of fiscal year 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    UNITRONIX CORPORATION


                                              BY:/s/William C. Wimer
                                                 --------------------
                                                    William C. Wimer
                                                    Chief Financial Officer and
                                                    Vice President, Operations

DATED: September 28, 1998
       ------------------
Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                     POSITION                     DATE
---------                     --------                     ----


/s/Jack E. Shaw
------------------            Chairman of the Board and   September 28, 1998
Jack E. Shaw                  Chief Executive Officer


/s/Robert C. Crawford
------------------            Secretary/Treasurer and     September 28, 1998
Robert C. Crawford            Director


/s/Howard L. Morgan
----------------              Director                    September 29, 1998
Howard L. Morgan


/s/Robert G. Sable
---------------------         Director                    September 28, 1998
Robert G. Sable, Esq.

                             UNITRONIX CORPORATION
                             ---------------------
                              FINANCIAL STATEMENTS
                              --------------------
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                ------------------------------------------------




















































                             UNITRONIX CORPORATION
                             ---------------------
                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------
             for the years ended June 30, 1998, 1997 and 1996


                                                                       Page(s)
                                                                       -------
Report of Independent Accountants                                           1

Balance Sheets as of June 30, 1998 and 1997                                 2

Statements of Operations for the years ended June 30, 1998, 1997 and 1996   3

Statements of Changes in Stockholders' Deficit for the years ended
                                      June 30, 1998, 1997 and 1996          4

Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996   5

Notes to Financial Statements                                            6-18







































                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------

To the Board of Directors and Stockholders of Unitronix Corporation:

In our opinion, the accompanying financial statements listed in the index appearing under Item 14(a)(1) on page 19 present fairly, in all material respects, the financial position of Unitronix Corporation at June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 19, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial state-ments and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

                                                 PricewaterhouseCoopers LLP

Boston, Massachusetts
August 14, 1998

                               UNITRONIX CORPORATION
                               ---------------------
                                   BALANCE SHEETS
                                   --------------
                             June 30, 1998 and 1997

                     ASSETS                                   1998        1997
                     ------                                   ----        ----
Current assets:
   Cash                                                     $75,466     $34,028
   Accounts receivable, net of allowance for doubtful
   accounts of $3,526 and $4,996 at June 30, 1998 and
   1997, respectively                                        78,941      83,312
   Prepaid expenses and other current assets                 21,379      23,050
                                                             ------      ------
                    Total current assets                    175,786     140,390
Property and equipment, at cost less accumulated
   depreciation of $535,070 and $601,384 at June 30, 1998
   and 1997, respectively                                    33,894      79,142
Other assets                                                  3,201       2,266
                                                            -------      ------
                    Total assets                           $212,881    $221,798
                                                            =======     =======
                   LIABILITIES AND STOCKHOLDERS' DEFICIT
                   -------------------------------------
Current liabilities:
   Note payable - related party                             300,000     882,424
   Notes payable                                            245,455       6,323
   Accounts payable                                          50,367     301,874
   Accounts payable - related party                             -         2,550
   Accrued expenses                                          93,888     128,913
   Accrued interest                                          14,250      95,693
   Deferred revenue                                         100,703      91,294
                                                            -------     -------
                    Total current liabilities               804,663   1,509,071

Note payable                                                    490       6,850
Commitments and contingencies (Note 7)
Series A preferred stock, $1 par value, 6% cumulative
   convertible nonvoting; authorized 1,000,000 shares;
   956,728 issued and  outstanding at June 30, 1998, net
   of issuance costs of $4,400 (Note 9)                     952,328          -

Stockholders' deficit:
Undesignated capital shares; authorized 2,000,000 shares at
   June 30, 1998, 3,000,000 at June 30, 1997; none outstanding   -           -
Common stock, no par value; authorized 12,000,000 shares;
   9,456,932 issued and outstanding at
   June 30, 1998 and 1997                                 3,485,412   3,485,412
Additional paid-in capital                                    1,170          -
Accumulated deficit                                      (5,031,182) (4,779,535)
                                                          ---------   ---------
Total stockholders' deficit                              (1,544,600) (1,294,123)
                                                          ---------  ----------
Total liabilities and stockholders' deficit                $212,881    $221,798
                                                            =======     =======

  The accompanying notes are an integral part of the financial statements.

                               UNITRONIX CORPORATION
                               ---------------------
                              STATEMENTS OF OPERATIONS
                              ------------------------
              for the years ended June 30, 1998, 1997 and 1996

                                                   1998       1997        1996
                                                   ----       ----        ----
Revenue:
Computer systems and software licenses          $491,300   $272,173    $498,664
Services                                         584,799    667,484     854,207
                                               ---------    -------   ---------
                 Total revenue                 1,076,099    939,657   1,352,871
                                               ---------   --------   ---------

Costs and expenses:
   Cost of computer systems and
      software licenses                            9,797     41,548     356,919
   Cost of services                              247,840    304,502     342,280
   Product development                           310,331    918,603     630,411
   Selling and marketing                         185,925    194,414     238,837
   General and administrative                    336,877    217,771     235,396
                                               ---------  ---------   ---------
                  Total expenses               1,090,770  1,676,838   1,803,843
                                               ---------  ---------   ---------

Loss from operations                             (14,671)  (737,181)   (450,972)
Interest income (expense), net                   (96,976)   (63,412)    (20,005)
Other income (expense), net (Notes 8 and 9)     (140,000)    (2,354)      7,160
                                                --------   --------    --------
Loss before income taxes                        (251,647)  (802,947)   (463,817)
                                                --------   --------    --------
Provision for income taxes                            -          -           -

Net loss                                       $(251,647) $(802,947)  $(463,817)
                                                ========   ========    ========

Basic and diluted net loss per share              ($0.03)    ($0.08)     ($0.05)

Weighted average number of common
   shares outstanding                          9,456,932  9,456,932    9,456,932




The accompanying notes are an integral part of the financial statements.

                               UNITRONIX CORPORATION
                               ---------------------
                   STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   ----------------------------------------------
              for the years ended June 30, 1998, 1997 and 1996

                       Common  Stock       Additional              Total
                    Shares                  Paid-In    Accumulated Stockholders'
                    Issued        Amount    Capital      Deficit   Deficit
                   ----------------------  ----------  ----------- -------------

Balance,
June 30, 1995      9,456,932   $3,485,412             $(3,512,771)  $(27,359)

Net loss                                                 (463,817)  (463,817)
                   ---------   ----------               ---------   ---------
Balance,
June 30, 1996      9,456,932    3,485,412              (3,976,588)  (491,176)

Net loss                                                 (802,947)  (802,947)
                   ---------   ----------               ---------   --------
Balance,
June 30, 1997      9,456,932    3,485,412              (4,779,535) (1,294,123)
Issuance of
 stock options to
 consultant (Note 9)                          $1,170            -       1,170

Net loss                                                 (251,647)   (251,647)
                   ---------    ----------    -------   ---------    ---------
Balance,
June 30, 1998     $9,456,932   $3,485,412     $1,170  $(5,031,182) $(1,544,600)
                  ==========   ==========     ======   =========== ============


     The accompanying notes are an integral part of the financial statements.

                               UNITRONIX CORPORATION
                               ---------------------
                              STATEMENTS OF CASH FLOWS
                              ------------------------
                  for the years ended June 30, 1998, 1997 and 1996

                                             1998           1997          1996
                                             ----           ----          ----
Cash flows for operating activities:
Net loss                                 $(251,647)     $(802,947)    $(463,817)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation and amortization             45,668         73,462       216,495
  Provision for bad debts                    1,638          4,740        10,087
  Non cash income recognized on exchange
   of preferred stock for accounts payable (10,000)            -             -
  Non cash expense on issuance of stock
   options to consultant (Note 10)           1,170             -             -
Decreases (increases) in operating assets:
  Accounts receivable                        2,733         (3,404)       42,613
  Prepaid expenses and other current assets  1,671         29,589        (6,158)
  Other assets                                (935)         2,584         2,803
Increases (decreases) in operating liabilities:
  Accounts payable                         (34,561)       185,279       (19,394)
  Accounts payable-related party            (2,550)        (8,745)      (14,455)
  Accrued expenses                         (35,025)         1,146        42,705
  Accrued interest                          79,836         62,338        11,321
  Deferred revenue                           9,409        (26,337)      (35,769)
                                           -------        -------       -------
Net cash used by operating activities     (192,593)      (482,295)     (213,569)
                                           -------        -------       -------
Cash flows for investing activities:
  Purchase of equipment                       (420)       (36,263)      (31,177)
                                           -------        -------       -------
Net cash used by investing activities         (420)       (36,263)      (31,177)
Cash flows from financing activities:
Proceeds from borrowings                   535,500        545,000       220,000
Repayments of borrowings                  (296,649)        (5,796)       (6,322)
Issuance costs of preferred
   stock financing                          (4,400)             -             -
                                           -------        -------       -------
Net cash provided by financing activities  234,451        539,204       213,678
                                           -------        -------       -------
Net increase (decrease) in cash             41,438         20,646       (31,068)
Cash at beginning of year                   34,028         13,382        44,450
                                           -------        -------       -------
Cash at end of year                        $75,466        $34,028       $13,382
                                          ========       ========      ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest                                 $17,140         $1,078        $1,475
  Taxes                                      1,831          1,706         3,842
Noncash financing activities:
 Preferred stock issued for notes payable $675,924             -             -
 Pref. stock issued for accrued interest   161,279             -             -
 Pref. stock issued for accounts payable   119,525             -             -
 Notes payable issued for accounts payable  87,421             -             -
     The accompanying notes are an integral part of the financial statements.

                               UNITRONIX CORPORATION
                               ---------------------
                           NOTES TO FINANCIAL STATEMENTS
                           -----------------------------

1. Summary of Significant Accounting Policies:
   ------------------------------------------
   Basis of Presentation and Business
   ----------------------------------
   Unitronix Corporation (the "Company") operates in one business segment and licenses PRAXA software which operates on Digital Equipment Corporation ("DEC"), a division of Compaq Computer Corporation, VAX and Alpha computer equipment.

   The Company's current business is the sale and maintenance of PRAXA software.

   The Company has continued to incur losses from operations and has a working capital deficit as of June 30, 1998 of approximately $(629,000), notes payable to its principal shareholder of $300,000 and other notes payable of approximately $245,000. As a result, management anticipates that new prod-ucts as well as additional financing will be required in the foreseeable future to sustain the Company's operations and to repay the notes. Manage-ment's plans in continuing their operations and to repay the notes include acquiring new software products to sell, raising additional funds from new and existing investors and generating revenues from the sale of existing products and services. The Company is searching for software products in order to continue the existing business of software sales. There can be no assurance that the Company will obtain new products to sell, the financing or the product revenues needed to continue its operations and to repay the notes. The financial statements do not include any adjustments that might result from these uncertainties.

   Use of Estimates
   ----------------
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

   Risks and Uncertainties
   -----------------------
   The Company is subject to risks common to companies in the high technology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, and protection of proprietary technology.

   The Company is subject to disputes with a software consulting firm vendor and a software developer. Although no assurances can be given, in the opinion of management the results of these disputes will not have a material adverse effect on the Company's financial condition or results of operations.

                               UNITRONIX CORPORATION
                               ---------------------
                           NOTES TO FINANCIAL STATEMENTS
                           -----------------------------
                                  continued
   Economic Dependence
   -------------------
   The Company's PRAXA software runs exclusively on Vax and Alpha computers manufactured by DEC. Therefore, the Company's PRAXA System business is dependent upon the continued competitiveness and market acceptance of DEC computer products.

   In the fiscal years ended June 30, 1998 and 1997, one customer accounted for approximately 20% and 14%, respectively, of total revenue. In the fiscal year ended June 30, 1996 two customers accounted for approximately 11% and 10% of total revenue.

   Revenue Recognition
   -------------------
   Effective December 31, 1997, the Company adopted Statement of Position 97-2 (Software Revenue Recognition) issued by the American Institute of Certified Public Accountants. This statement provides guidance on when revenue should be recognized, and in what amounts for licensing, selling, leasing or otherwise marketing computer software. Software revenue and computer system revenue are generally recognized upon product shipment, provided that no significant vendor obligation exists and collection of the related receivable is deemed probable by management. Revenue from software maintenance contracts is recognized ratably over the contractual period, and other service revenue is generally recognized as the services are provided.

   Software Costs
   --------------
   The Company capitalizes certain software costs after technological feasibility of the product has been established and ceases capitalization when the product is available for general release to customers. Costs incurred prior to the establishment of technological feasibility are charged to product development costs. Such costs are amortized on a straight-line basis over the estimated useful life of three years or the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. The Company did not capitalize any software costs for the years ended June 30, 1998, 1997 and 1996. Amortization of these costs amounted to $0, $28,328, and $161,596 for fiscal years ended June 30, 1998, 1997, and
   1996, respectively, and is included in the cost of computer systems and software licenses.

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

                               UNITRONIX CORPORATION
                               ---------------------
                           NOTES TO FINANCIAL STATEMENTS
                           -----------------------------
                                   continued

Loss per Common Share
   ---------------------
   Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share, which requires disclosure of basic earnings per common share and diluted earnings per common share for all periods presented. The computation of basic and diluted earnings per share is presented below.

                              UNITRONIX CORPORATION
                              ---------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                   continued

Basic and diluted net loss per share:
------------------------------------
                                                   For the Years Ended June 30,
                                                   ---------------------------
                                                    1998       1997        1996
                                                    ----       ----        ----
Numerator:
   Net loss                                   $ (251,647) $(802,947) $(463,817)
   Preferred dividends                                 -          -          -
                                                 --------   -------   ---------
Income available to common shareholders        $(251,647) $(802,947) $(463,817)
                                                =========  =========  =========

Denominator:
   Weighted average number of shares issued
      and outstanding                           9,456,932  9,456,932  9,456,932
   Assumed exercise of options reduced by the
      number of shares which could have been
      purchased with the proceeds of those options     -           -          -
   Assumed conversion of preferred stock               -           -          -
                                                --------   ---------  ---------
Total shares                                   9,456,932   9,456,932  9,456,932
                                               ---------   ---------  ---------

Basic and diluted net loss per share           $    (.03)  $    (.08) $    (.05)
                                               =========   =========  =========

As a result of a net loss for all periods presented, common stock equivalents are not included in the calculation of weighted average shares since their effect would be antidilutive.

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

                               UNITRONIX CORPORATION
                               ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   continued

Reclassification of Prior Year Balances
---------------------------------------
Certain reclassifications have been made to prior years' financial statements to conform to the current presentation.

Recently Issued Accounting Pronouncements
-----------------------------------------

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

The FASB also issued Statement No. 131 ("SFAS 131"), "Disclosures about Seg-ments of an Enterprise and Related Information". This Statement, which super-sedes Statement No. 14, "Financial Reporting for Segments of a Business Enter-prise," changes the way public companies report information about segments.
The Statement, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Statement is effective for periods beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. In addition, SFAS 131 need not be applied to interim periods in the initial year. The Company believes the implementation of SFAS 131 will not have an impact on results of its operations.

In June, 1998, the FASB issued Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. The statement establishes account-ing and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

2. Related Party Transactions:
   --------------------------
   During fiscal 1998, 1997 and 1996, the Company's principal shareholder loaned the Company $0, $63,000 and $220,000, respectively, under a $400,000 line of credit agreement which bears interest at the time the funds are loaned at the greater of either 10% or the bank's prime interest rate plus 2%. The line of

                               UNITRONIX CORPORATION
                               ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   continued

   credit has been fully drawn down and was not renewed by the principal shareholder on September 1, 1996. In addition, the Company's principal shareholder loaned the Company $335,500 during 1998 in the form of demand notes. These notes bear interest at the rate of 10% per annum. Interest expense related to the aforementioned debt amounted to $23,750. Although no assurances can be given, management believes that this shareholder does not intend to demand repayment of the outstanding debt and interest in the foreseeable future.

   On June 30, 1998, the Company entered into an agreement to exchange $675,924 of demand notes outstanding and $152,679 in accrued interest to the principal shareholder and two other shareholders for 828,603 preferred shares
   (see Note 9).

   On June 30, 1998, the Company entered into an agreement to exchange $16,125 in accounts payable to an entity controlled by a director of the Company for 16,125 shares of preferred stock (see Note 9).

   The Company has a consulting and management agreement with a related entity controlled by its principal shareholder. The Company charges the related entity for services it provides as well as fifteen percent of the Company's rent expense for space occupied by the remaining employees of the related entity. The Company is owed approximately $0 and $54,550 as of June 30, 1998 and 1997, respectively. The receivable amounts have been offset against the payable amounts resulting in a net payable of $0 and $2,550 as of June 30, 1998 and 1997, respectively.

3. Property and Equipment:
   ----------------------
   The major classes of property and equipment are as follows:
                                                                  June 30,
                                                              ---------------
                                                           1998       1997
                                                           ----       ----
   Computer equipment                                     $495,187   $601,195
   Office furniture and fixtures                            73,777     79,331
                                                           -------    -------
                                                           568,964    680,526
    Less:  accumulated depreciation                       (535,070)  (601,384)
                                                           -------    -------
                                                         $  33,894  $  79,142
                                                           =======    =======

Depreciation expense for the years ended June 30, 1998, 1997 and 1996 was $45,668, $45,134 and $54,899, respectively.

                              UNITRONIX CORPORATION
                              ---------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                   continued

4. Income Taxes:
   ------------
   The components of the deferred tax assets and liabilities as of June 30, 1998 and 1997 were as follows:
                                                           1998       1997
                                                           ----       ----
   Deferred tax assets:
      Net operating loss carryforwards                 $ 2,566,879 $2,470,901
      Tax credits                                          197,252    178,142
      Other                                                  7,189          -
                                                         ---------  ---------
         Subtotal                                        2,771,320  2,649,043

   Deferred tax liabilities:
      Capitalized software costs                                 -          -
      Net fixed assets                                       2,396          -
                                                         ---------  ---------
         Subtotal                                            2,396          -
                                                         ---------  ---------

   Valuation allowance                                  (2,768,924)(2,649,043)
                                                         =========  =========
   Net deferred tax assets                                       -          -

The Company has established a valuation allowance for its net deferred tax assets due to the uncertainty surrounding their realization.

As of June 30, 1998, the Company has net operating loss carry forwards for federal income tax purposes of approximately $6,370,000 which expire from the years 2005 through 2013. The Company also has research and development credits for federal income tax purposes in the amount of $153,243 available to offset future income taxes. These credits expire from the years 2008 through 2013.
Due to the Company's issuance of stock, the Company's use of its existing net operating loss carryforwards may be restricted under Section 382 of the Internal Revenue Code.

A reconciliation of the provision for income taxes at the federal statutory income tax rate of 34% for the years ended June 30, 1998, 1997 and 1996, with the provision reflected in the financial statements is as follows:

                                                    1998       1997        1996
                                                    ----       ----        ----
Tax expense (benefit) at federal statutory
   income tax rate                            $  (85,162) $(273,002)  $(157,664)
State income taxes, net of federal benefit       (15,705)   (50,345)    (27,550)
Nondeductible business expenses                      678        647       1,365
Other                                               (582)    95,949           -
Credits                                          (19,110)   (39,200)          -
Change in valuation allowance                    119,881    265,951     183,849
                                                 -------    -------     -------
Total tax provision                                    -          -           -
                                                 =======    =======     =======

                              UNITRONIX CORPORATION
                              ---------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                   continued

5. Profit Sharing Plan:
   -------------------
   The Company has a qualified profit-sharing plan covering substantially all full-time Company employees. The plan was amended effective July 1, 1986 to incorporate a "savings" feature under Section 401(k) of the Internal Revenue Code (IRC), which allows participants to make contributions by salary reduction subject to annual compensation limits as defined by the IRC. Certain distributions may be rolled over to a retirement account. The Company may make matching contributions at a percentage rate determined at its discretion. Employees vest immediately in their contributions and vest in the Company contributions over a seven-year period of service. Contributions under the profit-sharing feature of the plan are discretionary and determined annually by management. No contributions have been made to this plan for the years ended 1998, 1997 and 1996.

6. Notes Payable:
   -------------
   On August 1, 1993, the Company incurred a $37,937 note payable bearing Interest at 8% due to the Illinois Department of Revenue for settlement of revenue taxes owed to the State of Illinois. The note is payable in monthly installments of $527 and will expire on July 1, 1999. The note payable balance as of June 30, 1998 and 1997 is $6,813 and $13,173, respectively.

   On July 14, 1997, the Carolina First Bank loaned the Company $200,000 in the form of a demand note that was secured by all of the assets of the Company. The note bears an annual interest rate of 9% and was due on June 30, 1998. The note was still outstanding as of June 30, 1998. Although no assurances can be given, management believes that the bank does not intend to demand repayment of the note in the foreseeable future.

   On January 1, 1998 the Company entered into an agreement with Peabody Office Associates to settle all outstanding unpaid rent due Peabody Office Associates in exchange for a $18,706 note payable bearing interest at 8% per annum. The note is payable in monthly installments of $1,560 and will expire on January 1, 1999. The note payable balance at June 30, 1998 was $9,132.

   On January 15, 1998 the Company entered into an agreement with The Registry, Inc. to settle all outstanding accounts payable due to The Registry in exchange for a $60,000 note payable bearing interest at 8% per annum. The note is payable in monthly installments of $5,000 plus interest and will expire on December 15, 1998. The note payable balance at June 30, 1998 was $30,000.

7. Commitments and Contingencies:
   -----------------------------
   As of May 1, 1996 the Company amended the lease agreement for its Mount Laurel, New Jersey location by extending the agreement for a period of two years. Rent was payable in monthly installments of $2,568 during the first year of the lease and $2,780 during the second year of the lease.

                               UNITRONIX CORPORATION
                               ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                    continued

   As of June 1, 1997, the Company converted the lease agreement for its facility in Peabody, Massachusetts to a month-to-month lease. The monthly rent payment amounts to $1,735.

   On May 1, 1998 the Company moved from the Mount Laurel, New Jersey location to Westmont, New Jersey. The Company entered into a lease agreement for the Westmont location for a period of three years. Rent is payable in monthly installments of $1,702 during the first year of the lease, $1,753 during the second year of the lease, and $1,805 during the third and final year of the lease.

   At June 30, 1998, the Company's future minimum payments under noncancelable leases were as follows:
      Fiscal year 1999                           $ 20,526
      Fiscal year 2000                             21,140
      Fiscal year 2001                             18,050

Total rental expense was $50,160, $79,989 and $72,868 for the years ended
   June 30, 1998, 1997 and 1996, respectively.

8. Legal Proceedings:
   -----------------
   The Company filed suit against Computer Management Sciences, Inc. (CMSI) in the United States District Court for the District of Massachusetts on October 25, 1996. The suit seeks damages resulting from the breach of three contracts by CMSI to develop portions of the client-server ERP software, which contracts having been entered into in 1995 and 1996. The Company is seeking an amount in excess of $150,503, which is the amount that the Company paid to CMSI during the course of the contracts, plus costs, interest and such other relief that the Court deems just and equitable. On January 17, 1997, CMSI filed a counterclaim in the same Court alleging that the Company is liable to CMSI in an amount exceeding $200,000 on account of the Company's alleged breaches of the same contracts. Management believes that the CMSI counterclaim is without merit and is defending this counterclaim vigorously. There can be no assurance that a negative outcome will not result in an adverse effect on the Company's financial position or results of its operations.

   On June 30, 1998, the Company filed for arbitration against InterObjects, a software development firm, for breach of contract and failure to meet milestones in the development of a new Praxa/OMS system. The Company made a prepayment of $300,000 in September of 1997 elated to this contract.
   Of the initial prepayment, the Company charged $150,000 to development expense to capture costs incurred through January of 1998. The remaining $150,000 of the prepayment was written off in the fourth quarter to other expense on the statement of operations. During January of 1998, development of the new Praxa/OMS system by InterObjects ceased and the contract was sub-sequently terminated.

                               UNITRONIX CORPORATION
                               ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                    continued
9. Preferred Stock:
   ---------------
   On June 30, 1998, the Company converted $675,924 in notes payable, $119,525 in accounts payable and $161,279 in accrued interest into 956,728 shares of mandatory redeemable, convertible, Series A preferred stock $1.00 per share par value("preferred stock"). The preferred stock has a 6% cumulative dividend feature and has no voting rights. The Company incurred $4,400 in issuance costs associated with the preferred stock offered and has netted them against the preferred stock carrying amount on the balance sheet. These costs will be accreted from the date of issue until the date of the mandatory redemption.

   The preferred stock is convertible at the option of the holder into common stock of the Company. The number of shares of common stock into which each share of preferred stock may be converted is determined by dividing $1.00 by the preferred stock conversion price as indicated below:
      $1.00 per share of common stock for the period from June 30, 1998 through
        June 30, 2000
      $1.50 per share of common stock for the period from June 30, 2000 through
        June 30, 2001
      $2.00 per share of common stock for the period from June 30, 2001 through June 30, 2002

   The Company is required to redeem, within 30 days after June 30, 2002, each share of preferred stock outstanding as of June 30, 2002 for an amount equal to the sum of $1.00 per share, plus dividends payable as of June 30, 2002.

   In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of the preferred stock are entitled to be paid an amount equal to the greater of (a) $1.00 per share plus all accrued but unpaid preferred dividends or (b) the amount that would be distributable to the shareholders of the preferred stock if those holders converted the preferred stock as indicated above.

   As part of the conversion of preferred stock, the Company executed an agreement with Command Systems, Inc. (the "Creditor") a creditor of the Company, to satisfy $121,500 owed to the Creditor. The agreement called for one payment of $10,000 and the issuance of 101,500 shares of the preferred stock to settle all remaining balances owed to the creditor. As part of this agreement, the Company realized a $10,000 gain which has been included in other income in the statement of operations.

10.Stock Option Plan:
   -----------------
   During fiscal 1994 the Company adopted the 1993 Stock Option Plan (the "Plan"), and reserved 1,000,000 shares of common stock for issuance under the Plan. Under the Company's incentive and nonqualified stock option plan, incentive stock options can be granted to employees entitling them to purchase shares of common stock within one to ten years from the date of grant at option prices equal to or above the fair market value at the date of

                               UNITRONIX CORPORATION
                               ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                    continued

   grant. Nonqualified stock options are generally granted under the same terms. The exercise price for incentive stock options may not be less than the fair market value of the common stock on the date of the grant (or 110% of fair market value in the case of employees or officers holding 10% or more of the total combined voting power of all classes of stock of the Company). The vesting period for the options is determined by the option committee at the time of the grant.

   In October 1995, the FASB issued SFAS NO. 123, "Accounting for Stock-Based Compensation." SFAS NO. 123 is effective for periods beginning after December 15, SFAS NO. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS NO. 123 in 1996 and has applied APB Opinion 25 and related interpretations in accounting for its plans. Had compensation costs for the Company's stock-based compensation plan been determined and recognized based on the fair value at the grant dates as calculated in accordance with SFAS NO. 123, the Company's net loss for the years ended June 30, 1998 and 1997 would have been as follows:

                                                    1998          1997
                                                    ----          ----
                                                  Net Loss      Net Loss
                                                  --------      --------
      Reported                                 $(251,647)     $(802,947)
      Pro forma                                 (253,207)      (803,266)

   During fiscal 1998, the Company granted 210,000 options of which 90,000 were granted to an outside consultant. The cost associated with these 90,000 options amounted to $8,190,of which $1,170 has been charged to expense for the period ended June 30, 1998, in accordance with SFAS NO. 123.

   The fair value of each stock option was estimated on the date of grant using the Black-Scholes option- pricing model. The following weighted-average assumptions were used in the valuation of the options:

                                        June 30, 1998             June 30, 1997

    Expected life                             2 years                   6 years
    Expected volatility                           150%                     200%
    Dividend yield                                  0%                       0%
    Risk-free interest rate                      5.58%                    6.49%

                               UNITRONIX CORPORATION
                               ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                    continued

A summary of the status of the Company's stock option plan as of June 30, 1998, 1997, 1996, and changes during each of the years then ended, is presented below:
                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                              Number of          Price per
                                               Shares               Share
                                              ---------          ---------

Options outstanding June 30, 1995               410,000            $ . 125

Options granted                                   3,000              . 125
Options exercised                                                    . 125
Options canceled                                                     . 125
                                                -------
Options outstanding at June 30, 1996            413,000              . 125

Options granted                                                      . 125
Options exercised                                                    . 125
Options canceled                               (155,000)             . 125
                                                -------
Options outstanding at June 30, 1997            258,000              . 125

Options granted                                 210,000              . 125
Options exercised                                                    . 125
Options canceled                                 (3,000)             . 125
                                                -------

Options outstanding at June 30, 1998            465,000              . 125
                                                =======

There were 465,000 options exercisable as of June 30, 1998.

The weighted average grant date fair value per share of the options granted during 1998 and 1997 was $.091 and $.124, respectively.

The following table summarizes information about stock options outstanding at June 30, 1998

              Options Outstanding                        Options Exercisable
   ------------------------------------------------   -----------------------
                         Weighted-
                          Average       Weighted-                Weighted-
                         Remaining       Average                  Average
Exercise     Number     Contractual     Exercise       Number    Exercise
  Price   Outstanding      Life           Price      Exercisable   Price
--------  -----------   -----------     --------     ----------- ----------
$.125       465,000     7.81 years       $.125         465,000     $.125

                               UNITRONIX CORPORATION
                               ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                    continued

There are 535,000 options available for grant as of June 30, 1998.

The effects of applying SFAS NO. 123 in this disclosure are not indicative of future amounts. SFAS NO. 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

                               UNITRONIX CORPORATION
                               ---------------------
                    SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                    ---------------------------------------------

Col. A                          Col. B        Col. E     Col. D         Col. E
------                          ------        ------     ------         ------
                              Balance at    Charged to
                               Beginning     Costs and                Balance at
    Description              of Period      Expenses   Deductions* End of Period
    -----------              -----------    ---------- ----------  -------------
Year ended June 30, 1998:
   Allowance for doubtful
        accounts                $ 4,996       $1,638    $  3,108        $3,526

Year ended June 30, 1997:
   Allowance for doubtful
       accounts                  10,401        4,740      10,145         4,996

Year ended June 30, 1996:
   Allowance for doubtful
       accounts                   5,925       10,087       5,611        10,401



*Write-off of bad debts