Form 10-Q
period 1998-09-30
UNITRONIX CORP
filed 1998-11-13
CIK 835270

Form 10-Q
                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1998
                              -------------------------.

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,456,932 shares of common stock, no par value, as of November 13, 1998

                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Balance Sheets-
          September 30, 1998 and June 30, 1998                    3


Statements of Income -
          Three Months Ended September 30, 1998 and 1997          4

Statement of Changes in Stockholders' Deficit-
          Three Months Ended September 30, 1998                   5

Statements of Cash Flows -
          Three Months Ended September 30, 1998 and 1997          6

Notes to Financial Statements                                     7


Item 2:

Management's Discussion and Analysis of Results of                9
Operations and Financial Condition for the Three Months
Ended September 30, 1998




Part II.        Other Information                                11

                              UNITRONIX CORPORATION
                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                  BALANCE SHEETS
                                                        September 30,
                                                            1998       June 30,
                                                         (Unaudited)   1998 (1)
                                       ASSETS        -----------   --------
CURRENT ASSETS:
      Cash                                                 $97,395      $75,466
      Accounts receivable, net                              92,361       78,941
      Prepaid expenses and other current assets             25,513       21,379
                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                 215,269      175,786
                                                         ---------    ---------
Property, plant and equipment, net                          27,084       33,894
                                                        ----------    ---------
Other assets                                                 3,081        3,201
                                                        ----------      -------
TOTAL ASSETS                                              $245,434     $212,881
                                                         =========     ========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable - related party                       $300,000     $300,000
      Notes payable                                        224,874      245,455
      Accounts payable                                      25,646       50,367
      Accrued expenses                                      75,450       93,888
      Accrued interest                                         740       14,250
      Deferred revenue                                     118,543      100,703
                                                          --------      -------
      TOTAL CURRENT LIABILITIES                            745,253      804,663

Note Payable                                                  ---           490

Series A preferred stock, $1 par value, 6% cumulative
   convertible nonvoting; authorized 1,000,000 shares;
   956,728 issued and outstanding at September 30 and
   June 30, 1998, net of unamortized issuance costs of
   $4,125 at September 30, 1998 and $4,400 at June 30,
   1998, plus undeclared accumulated dividends of $14,351
   at September 30, 1998 and $0 at June 30, 1998           966,954      952,328

STOCKHOLDERS' DEFICIT:
Undesignated capital shares; authorized 2,000,000 shares at
   September 30 and June 30, 1998; none outstanding          ---          ---
Common stock, no par value; authorized 12,000,000 shares;
   9,456,932 shares issued and outstanding at
   September 30 and June 30, 1998                        3,485,412    3,485,412
Additional paid-in capital                                   4,405        1,170
Accumulated deficit                                     (4,956,590)  (5,031,182)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' DEFICIT                             (1,466,773)  (1,544,600)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $245,434     $212,881
                                                         =========     ========
(1) Derived from audited financial statements.
    See notes to financial statements.

                              UNITRONIX CORPORATION

                               STATEMENTS OF INCOME
                                    (Unaudited)


                                           Three Months Ended
                                              September 30,
                                             1998       1997
                                            ------     ------
REVENUE:
     Computer systems and
       software licenses                  $166,750     $37,500
     Services                              151,312     147,105
                                           -------     -------
TOTAL REVENUE                              318,062     184,605
                                           -------     -------
COSTS AND EXPENSES:
     Cost of computer systems
       and software licenses                11,599       1,026
     Cost of services                       52,676      54,596
     Product development                         0      47,355
     Selling and marketing                  45,578      36,272
     General and administrative            122,209      60,515
                                           -------     -------
TOTAL COSTS AND EXPENSES                   232,062     199,764
                                           -------     -------

PROFIT (LOSS) FROM OPERATIONS               86,000     (15,159)
INTEREST INCOME (EXPENSE), NET             (12,060)    (23,720)
OTHER INCOME (EXPENSE), NET                 15,003        ---
                                           -------     -------
PROFIT (LOSS) BEFORE INCOME TAXES           88,943     (38,879)
                                           -------     -------
PROVISION FOR INCOME TAXES                       0           0
                                           -------     -------
NET PROFIT (LOSS)                          $88,943    $(38,879)
                                           =======     =======
BASIC AND DILUTED NET PROFIT (LOSS)
   PER COMMON SHARE                          $0.01      $(0.00)
                                           =======     =======

Weighted average number of common
   shares outstanding                    9,456,932   9,456,932











See notes to financial statements.

                               UNITRONIX CORPORATION

                   STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                    For the Three Months Ended September 30, 1998

                         Common Stock
                        --------------   Additional
                      Shares               Paid-in    Accumulated  Stockholders'
                      Issued      Amount   Capital      Deficit       Deficit
                      ------      ------   -------      -------       -------

Balance,
June 30, 1998       9,456,932  $3,485,412   $1,170    $(5,031,182) $(1,544,600)

Net profit                                                 88,943       88,943

Unpaid accumulated
preferred dividends                                       (14,351)     (14,351)

Expense of
issuance of
stock options
to consultant                                3,510                       3,510

Amortization of
preferred stock
issuance costs                                (275)                       (275)
                    ---------   ---------   ------     ----------   -----------
Balance,
September 30, 1998  9,456,932  $3,485,412   $4,405    $(4,956,590) $(1,466,773)
                    =========   =========   ======     ===========  ===========










See notes to financial statements.

                               UNITRONIX CORPORATION
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                       1998            1997
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)                                    $88,943        $(38,879)

Adjustments to reconcile net profit (loss)
  to net cash used by operating activities
      Depreciation and amortization                    6,810           11,507
      Non cash expense on issuance of stock
       options to consultant                           3,510             ---

Decreases (increases) in operating assets:
      Accounts receivable                            (13,420)         (10,979)
      Prepaid expenses and other current assets       (4,134)        (303,462)
      Other assets                                       120              233

Increases (decreases) in operating liabilities:
      Accounts payable                               (24,721)          15,048
      Accrued expenses                               (18,438)         (44,070)
      Accrued interest                               (13,510)          20,746
      Deferred revenues                               17,840           18,521
                                                     -------          -------
Net cash provided (used) by operating activities      43,000         (331,335)
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                             0          506,500
      Repayments of borrowings                       (21,071)        (196,590)
                                                     -------          -------
Net cash provided by financing activities            (21,071)         309,910
                                                     -------          -------
Net increase (decrease) in cash                       21,929          (21,425)
Cash at beginning of period                           75,466           34,028
                                                     -------          -------
Cash at end of period                                $97,395          $12,603
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

Footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 Annual Report on Form 10-K.

2. Supplemental Disclosures of Cash Flow Information:
   -------------------------------------------------
Cash paid for interest and income taxes for the periods indicated were as follows:


                                    Three Months Ended
                                       September 30,
                                     ----------------
                                     1998        1997
                                   --------    --------

      Interest, net                $25,570        $233

      Taxes                         $2,631      $1,831

3.  Profit (loss) per Common Share:
   ---------------------
Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") Earnings per Share, which requires disclosure of basic earnings per common share and diluted earnings per common share for all periods presented. Adoption of SFAS 128 has not affected the amounts presented in any period. The computation of basic and diluted earnings per share is presented below.

                             UNITRONIX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

Basic and diluted net loss per share:
------------------------------------
                                     For the Three Months Ended September 30,
                                     ----------------------------------------
                                               1998              1997
                                               ----              ----
Numerator:
    Net profit (loss)                        $88,943          $(38,879)
    Preferred dividends                      (14,351)             ---
    Amortization of preferred
      stock issuance cost                       (275)             ---
                                             --------         ---------
Income available to common shareholders      $74,317          $(38,879)
                                             =======          =========
Denominator:
    Weighted average number of shares
       issued and outstanding              9,456,932         9,456,932
    Assumed exercise of options reduced
       by the number of shares which could
       have been purchased with the
       proceeds of those options              ---               ---
    Assumed conversion of preferred stock     ---               ---
                                           ---------         ---------
Total shares                               9,456,932         9,456,932
                                           ---------         ---------
Basic and diluted net profit (loss)
    per share                                  $0.01             $(.00)

The number of stock options outstanding was 465,000 as of September 30, 1998, and 255,000 as of September 30, 1997. The number of potential shares convert-ible into common stock from the exercise of convertible preferred stock was 956,728 as of September 30, 1998, and 0 as of September 30, 1997. Neither of these situations qualify as common stock equivalents as they would have an antidilutive effect on diluted earnings per share.

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


RESULTS OF OPERATIONS
---------------------

First Quarter Ended September 30, 1998, Compared to the First Quarter
---------------------------------------------------------------------
Ended September 30, 1997
------------------------

Total revenue for the period ended September 30, 1998 increased by 72% from the period ended September 30, 1997, due to an increase of $129,250 in revenue from the sale of computer systems and software licenses, and a $4,207 increase in revenue from services. The increased revenue from computer systems and software licenses was largely attributable to a $109,000 sale of the year 2000 compliant version of PRAXA to a customer that was not covered by a software support agreement, and a $50,000 sale of a PRAXA license upgrade to a customer that installed a more powerful computer system. Management anticipates that the Company may make additional sales of the year 2000 compliant version of PRAXA to other customers that are not covered by support agreements, but there can be no assurances that such sales will occur.

The increase in services revenue was due to the sale of training and install-ation services in conjunction with the year 2000 compliant version of PRAXA, and the sale of other training and software customization services. The revenue increases from these sales were partially offset by lower revenue from software support agreements. Management anticipates that revenue from software support services will continue to decline as PRAXA customers continue to migrate to other software packages.

The cost of computer systems and software licenses increased by approximately $10,600 from the period ended September 30, 1997 to the like period in 1998 because of the cost of two license upgrades for the Xentis software that were sold in conjunction with the sale of the year 2000 compliant software and the PRAXA license upgrade.

There were no product development expenses in the period ended September 30, 1998, since there was no product development activity underway. During the prior fiscal year, the Company paid a software development firm $300,000 as a down payment for developing a new Enterprise Resource Planning software product for the Company. The Company is currently attempting to recover these funds from the development firm through arbitration because of contractual nonperform-ance. General and administrative expenses approximately doubled in the period ended September 30, 1998 from the like period in 1997 because the salary and expenses associated with the Company's product development manager were class-ified as administrative expenses, as she is now focused on activities other than product development. The Company also employed the full-time services of a business consultant during the 1998 period to work with the product develop-ment manager to develop opportunities for the Company to distribute software produced by other organizations. Management believes that the Company must acquire distribution rights for one or more products in order to remain in business, but there can be no assurance that such product distribution rights will be obtained.

Interest expense for the period ended September 30, 1998 decreased by 49% from the period ended September 30, 1997, due to the conversion of several notes to convertible preferred stock during the year ended June 30, 1998. Approximately $15,000 in other income was realized in the quarter ended September 30, 1998, when three accounts payable were written off.

The Company earned a net profit of approximately $89,000 in the period ended September 30, 1998, as compared with a net loss of approximately $39,000 in the like period in 1997. The profit is due to higher revenues, lower interest expense and the one-time other income amount in the 1998 period. There can be no assurances that the Company will operate profitably in future periods.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the working capital deficit was $(529,984) as compared to a deficit of $(628,877) at June 30, 1998. The profitability of the Company in the period ended September 30, 1998, was responsible for the reduction in the working capital deficit.

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

Management projects that sufficient funds will be generated from the sale of existing products and related services to allow the Company to operate through the period ended December 31, 1998. There can be no assurances that manage-ment's projections will be realized and that funds sufficient to operate through December 31, 1998, will be generated, in which case the Company may be forced to cease operations.

YEAR 2000 READINESS

During 1996 and 1997, the Company's PRAXA software product was revised to accommodate dates beyond the turn of the century. Following thorough testing by the Company's product support staff, the software was released to five customers for Beta testing. At the conclusion of a six month Beta test period, the software was deemed suitable for general release in December, 1997.

Based upon the Company's estimate of the number of PRAXA customers that are using the software, approximately one-half of those users are covered by soft-ware support agreements. Approximately 90% of the support customers have requested, and have been shipped, the year 2000 compliant version of PRAXA. The Company plans to ship the year 2000 compliant version of PRAXA to any of the support customers that have not requested it, by the end of the current fiscal year.

Based upon the same estimate of the number of PRAXA users, approximately 20% of the users that are not covered by support agreements have purchased the year 2000 compliant version of the software from the Company. The Company anticipates that the users that are not covered by support agreements and that have not purchased the year 2000 compliant version of the software will either modify the software themselves to make it year 2000 compliant, will install another software package, or will purchase the year 2000 compliant version from the Company.

The supplier of the Company's computer equipment, Compaq Computer Corporation, has recommended that software patches be applied to the VMS operating systems that are used on three of the Company's Digital Equipment Corporation computers, even though it is highly unlikely that the absence of the patches will result in any performance irregularities with the computers. The patches will be applied to the Company's VMS operating systems during the first half of calendar year 1999, at a cost of $400. The Company will also upgrade its accounting systems to the current version of PRAXA during the first half of 1999. The Company will test the personal computers that its personnel use for administrative tasks for year 2000 compliance during the same time period, and make any necessary modifications to the equipment and software.

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


                                       Unitronix Corporation
Date: November 13, 1998
                                       By: /s/William C. Wimer
                                           ---------------
                                           William C. Wimer
                                           Vice President, Operations and
                                           Chief Financial Officer