Form 10-Q
period 1998-12-31
UNITRONIX CORP
filed 1999-02-16
CIK 835270

Form 10-Q
                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 1998
                              -------------------------.

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,456,932 shares of common stock, no par value, as of February 15, 1999

                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Balance Sheets-
           December 31, 1998 and June 30, 1998                    3


Statements of Income -
           Three Months Ended December 31, 1998 and 1997          4
           and Six Months Ended December 31, 1998 and 1997

Statement of Changes in Stockholders' Deficit-
             Six Months Ended December 31, 1998                   5

Statements of Cash Flows -
             Six Months Ended December 31, 1998 and 1997          6

Notes to Financial Statements                                     7


Item 2:

Management's Discussion and Analysis of Results of               10
Operations and Financial Condition for the Three Months
Ended December 31, 1998 and the Six Months Ended
December 31, 1998




Part II.        Other Information                                13

                              UNITRONIX CORPORATION
                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                  BALANCE SHEETS
                                                         December 31,
                                                            1998       June 30,
                                                         (Unaudited)   1998 (1)
                                       ASSETS        -----------   --------
CURRENT ASSETS:
      Cash                                                 $96,798      $75,466
      Accounts receivable, net                              41,773       78,941
      Prepaid expenses and other current assets             18,425       21,379
                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                 156,996      175,786
                                                         ---------    ---------
Property, plant and equipment, net                          20,274       33,894
                                                        ----------    ---------
Other assets                                                 2,989        3,201
                                                        ----------      -------
TOTAL ASSETS                                              $180,259     $212,881
                                                         =========     ========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable - related party                       $300,000     $300,000
      Notes payable                                        202,688      245,455
      Accounts payable                                      13,826       50,367
      Accrued expenses                                      70,990       93,888
      Accrued interest                                       9,880       14,250
      Deferred revenue                                     117,296      100,703
                                                          --------      -------
      TOTAL CURRENT LIABILITIES                            714,680      804,663

Note Payable                                                  ---           490

Series A preferred stock, $1 par value, 6% cumulative
   convertible nonvoting; authorized 1,000,000 shares;
   956,728 issued and outstanding at December 31 and
   June 30, 1998, net of unamortized issuance costs of
   $3,850 at December 31, 1998 and $4,400 at June 30,
   1998, plus undeclared accumulated dividends of $28,702
   at December 31, 1998 and $0 at June 30, 1998            981,580      952,328

STOCKHOLDERS' DEFICIT:
Undesignated capital shares; authorized 2,000,000 shares at
   December 31 and June 30, 1998; none outstanding           ---          ---
Common stock, no par value; authorized 12,000,000 shares;
   9,456,932 shares issued and outstanding at
   December 31 and June 30, 1998                         3,485,412    3,485,412
Additional paid-in capital                                   7,640        1,170
Accumulated deficit                                     (5,009,053)  (5,031,182)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' DEFICIT                             (1,516,001)  (1,544,600)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $180,259     $212,881
                                                         =========     ========
(1) Derived from audited financial statements.
    See notes to financial statements.

                              UNITRONIX CORPORATION

                               STATEMENTS OF INCOME
                                    (Unaudited)


                                       Three Months Ended     Six Months Ended
                                           December 31,         December 31,
                                         1998       1997      1998       1997
                                        ------     ------    ------     ------
REVENUE:
     Computer systems and
       software licenses               $79,750   $299,300  $246,500   $336,800
     Services                          120,463    135,506   271,775    282,611
                                       -------    -------   -------    -------
TOTAL REVENUE                          200,213    434,806   518,275    619,411
                                       -------    -------   -------    -------
COSTS AND EXPENSES:
     Cost of computer systems
       and software licenses                69      5,145    11,668      6,171
     Cost of services                   51,446     71,693   104,122    126,289
     Product development                     0    174,381         0    221,736
     Selling and marketing              41,426     77,597    87,004    113,869
     General and administrative        131,480     50,283   253,689    110,798
                                       -------    -------   -------    -------
TOTAL COSTS AND EXPENSES               224,421    379,099   456,483    578,863
                                       -------    -------   -------    -------
PROFIT (LOSS) FROM OPERATIONS          (24,208)    55,707    61,792     40,548
INTEREST INCOME (EXPENSE), NET         (13,904)   (29,670)  (25,964)   (53,390)
OTHER INCOME (EXPENSE), NET               ---        ---     15,003       ---
                                       -------    -------   -------    -------
PROFIT (LOSS) BEFORE INCOME TAXES      (38,112)    26,037    50,831    (12,842)
                                       -------    -------   -------    -------
PROVISION FOR INCOME TAXES                   0          0         0          0
                                       -------    -------   -------    -------
NET PROFIT (LOSS)                     $(38,112)   $26,037   $50,831   $(12,842)
                                       =======    =======   =======    =======
BASIC AND DILUTED NET PROFIT (LOSS)
   PER COMMON SHARE                     $(0.01)     $0.00     $0.00     $(0.00)
                                       =======    =======   =======    =======

Weighted average number of common
   shares outstanding                9,456,932  9,456,932 9,456,932  9,456,932












See notes to financial statements.

                               UNITRONIX CORPORATION

                   STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                     For the Six Months Ended December 31, 1998

                         Common Stock
                        --------------   Additional
                      Shares               Paid-in    Accumulated  Stockholders'
                      Issued      Amount   Capital      Deficit       Deficit
                      ------      ------   -------      -------       -------

Balance,
June 30, 1998       9,456,932  $3,485,412   $1,170    $(5,031,182) $(1,544,600)

Net profit                                                 50,831       50,831

Unpaid accumulated
preferred dividends                                       (28,702)     (28,702)

Expense of
issuance of
stock options
to consultant                                7,020                       7,020

Amortization of
preferred stock
issuance costs                                (550)                       (550)
                    ---------   ---------   ------     ----------   -----------
Balance,
December 31, 1998   9,456,932  $3,485,412   $7,640    $(5,009,053) $(1,516,001)
                    =========   =========   ======     ===========  ===========










See notes to financial statements.

                               UNITRONIX CORPORATION
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                   Six Months Ended December 31,
                                                --------------------------------
                                                       1998            1997
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)                                    $50,831         $(12,842)

Adjustments to reconcile net profit (loss)
  to net cash used by operating activities
      Depreciation and amortization                   13,620           23,042
      Non cash expense on issuance of stock
       options to consultant                           7,020             ---

Decreases (increases) in operating assets:
      Accounts receivable                             37,168          (50,927)
      Prepaid expenses and other current assets        2,954         (199,461)
      Other assets                                       212              441

Increases (decreases) in operating liabilities:
      Accounts payable                               (36,541)         (24,899)
      Accrued expenses                               (22,898)         (11,481)
      Accrued interest                                (4,370)          45,619
      Deferred revenues                               16,593           41,428
                                                     -------          -------
Net cash provided (used) by operating activities      64,589         (189,080)
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                             0          545,000
      Repayments of borrowings                       (43,257)        (245,185)
                                                     -------          -------
Net cash provided by financing activities            (43,257)         299,815
                                                     -------          -------
Net increase (decrease) in cash                       21,332          110,735
Cash at beginning of period                           75,466           34,028
                                                     -------          -------
Cash at end of period                                $96,798         $144,763
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

2. Supplemental Disclosures of Cash Flow Information:
   -------------------------------------------------
Cash paid for interest for the periods indicated was as follows:


                                     Six Months Ended
                                        December 31,
                                     ----------------
                                     1998        1997
                                   --------    --------

      Interest, net                $30,334      $7,771

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

                             UNITRONIX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

Basic and diluted net loss per share:
------------------------------------
                                     Three Months Ended     Six Months Ended
                                         December 31,         December 31,
                                     1998         1997      1998        1997
                                     ----         ----      ----        ----
Numerator:
    Net profit (loss)             $(38,112)     $26,037   $50,831    $(12,842)
    Preferred dividends            (14,351)       ---     (28,702)      ---
    Amortization of preferred
      stock issuance cost             (275)       ---        (550)      ---
                                   --------    --------   --------   --------
Income available to
      common shareholders         $(52,738)     $26,037    $21,579   $(12,842)
                                  =========    ========    =======   =========
Denominator:
    Weighted average number of
      shares issued and
      outstanding                 9,456,932   9,456,932  9,456,932  9,456,932
    Assumed exercise of options
      reduced by the number of
      shares which could have been
      purchased with the proceeds
      of those options               ---         ---         ---        ---
    Assumed conversion of
      preferred stock                ---         ---         ---        ---
                                  ---------   ---------  ---------  ---------
Total shares                      9,456,932   9,456,932  9,456,932  9,456,932
                                  ---------   ---------  ---------  ---------
Basic and diluted net profit (loss)
    per share                        $(0.01)      $0.00      $0.00     $(0.00)

The number of stock options outstanding was 465,000 as of December 31, 1998, and 255,000 as of December 31, 1997. The number of potential shares convertible into common stock from the exercise of convertible preferred stock was 956,728 as of December 31, 1998, and 0 as of December 31, 1997. Neither of these situations qualify as common stock equivalents as they would have an anti-dilutive effect on diluted earnings per share.

4.  Legal Proceedings
    -----------------
The Company filed suit against Computer Management Sciences, Inc. (CMSI) in the United States District Court for the District of Massachusetts on October 25, 1996. The suit seeks damages resulting from the breach of three contracts by CMSI to develop portions of the client-server ERP software, such contracts having been entered into in 1995 and 1996. The Company is seeking an amount in excess of $150,503, which is the amount that the Company paid to CMSI during the course of the contracts, plus costs, interest and such other relief that the Court deems just and equitable. On January 17, 1997, CMSI filed a counterclaim in the same Court alleging that the Company is liable to CMSI in an amount exceeding $200,000 on account of the

Company's alleged breaches of the same contracts. Management believes that the CMSI counterclaim is without merit and is defending this counterclaim vigorously. There can be no assurance that a negative outcome will not result in an adverse effect on the Company's financial position or results of its operations.

On June 30, 1998, the Company filed for arbitration against InterObjects, a software development firm, for breach of contract and failure to meet milestones in the development of a new Enterprise Resource Planning system.
The Company made a prepayment of $300,000 in September of 1997 related to this contract. During January of 1998, development of the new Enterprise Resource Planning system by InterObjects ceased and the contract was subsequently term-inated. The entire $300,000 prepayment was expensed during the fiscal year ended June 30, 1998. InterObjects filed a counter-claim against the Company for $1,100,000, which is the amount that they would have been paid had they completed the software. There can be no assurance that a negative outcome will not result in an adverse effect on the Company's financial position or results of operations.

A mediation session in the InterObjects matter was conducted in the quarter ended December 31, 1998, with representatives of the Company and Interobjects and the attorneys for both parties in attendance. An arbitration hearing will be conducted to attempt to resolve the claims.

5.  Notes Payable
    -------------
On August 1, 1993, the Company incurred a $37,937 note payable bearing interest at 8% due to the Illinois Department of Revenue for settlement of revenue taxes owed to the State of Illinois. The note is payable in monthly installments of $527 and will expire on July 1, 1999. The note payable balance as of December 31, 1998 and 1997 was $3,688 and $10,011, respectively.

On July 14, 1997, the Carolina First Bank loaned the Company $200,000 in the form of a demand note that was secured by all of the assets of the Company. This note was renewed for $199,000 on June 30, 1998, for a one year period and bears variable interest at the prime rate of the Carolina First Bank.

                              UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition

     The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.


RESULTS OF OPERATIONS
---------------------
The Company continued to sell additional PRAXA software modules and licenses, software support services and consulting services to existing customers over the past six months. In addition, the Company is marketing the latest version of the PRAXA software to PRAXA users that are not covered by support agreements because of the ability of the latest version to handle dates in the twenty-first century (year 2000 compliant or Y2K compliant). During the first quarter of fiscal 1999 the Company sold one PRAXA license upgrade and one copy of the Y2K compliant version of PRAXA. During the second quarter of fiscal 1999 the Company sold two PRAXA license upgrades and received one order for the Y2K compliant version of PRAXA, which was in the sales order backlog as of December 31, 1998. The Company is attempting to identify additional prospects for the Y2K compliant software. There can be no assurance that additional sales of the PRAXA software will occur.

Discussions are currently underway to have an independent software developer create a graphical user interface for PRAXA and to modify the software to operate with relational database management systems. Several PRAXA users have expressed interest in these features. An assessment of the likelihood of selling these features to the interested users is currently being made. The Company is also continuing to search for software products that will allow it to continue in the business of marketing and supporting software. All of the costs incurred with the search for software products have been included in general and administrative costs in the statement of operations. There can be no assurance that the envisioned enhancements to the PRAXA software will be developed or that they can be sold, or that the needed products can be obtained.

Second Quarter Ended December 31, 1998, Compared to the Second Quarter Ended
----------------------------------------------------------------------------
December 31, 1997
-----------------
Revenue for the three month period ended December 31, 1998, decreased by 54% from the three month period ended December 31, 1997. Sales of computer systems and software licenses decreased by 73% and revenue from services decreased by 11%. The sale of a corporate-wide, unlimited usage PRAXA license in the 1997 period that was not repeated in the 1998 period, as compared to the sale of two PRAXA license upgrades in the 1998 period, accounted for the decrease in revenue from computer systems and software licenses. The decrease in services revenue was due to an 11% decrease in revenue from software maintenance and a 9% decrease in consulting and custom programming revenue. The decrease in software maintenance revenue was due to some users terminating their software support agreements. Customers have not renewed their PRAXA support agreements because they have converted to software that provides features not found in PRAXA or have become sufficiently knowledgeable of PRAXA that they do not require support services from the Company, both trends that management expects to continue in future quarters.

Total costs and expenses decreased by 42% from the three month period ended December 31, 1997, to the three months ended December 31, 1998. This decrease was due to a complete elimination of product development costs, a 28% reduction in the cost of services and a 47% reduction in selling expenses, all of which were partially offset by a 152% increase in general and administrative expenses. Product development costs were eliminated because the Company has not under-taken any development activities in this fiscal year. The cost of services was lower due to decreased consulting and custom programming activities and fewer customers requiring software support service. Selling expenses decreased because of lower sales commission expenses, due to the decrease in the sale of computer systems and software licenses. General and administrative expenses increased because the resources associated with the Company's product develop-ment were redirected to general and administrative activities associated with the Company's strategic direction. The Company also employed the services of a business consultant during the 1998 period to develop opportunities for the Company to distribute software produced by other vendors.

The decrease of approximately $5,000 in the cost of computer systems and soft-ware licenses from the quarter ended December 31, 1997 to the quarter ended December 31, 1998 was due to the purchase of one license upgrade for the Xentis third party software in the 1997 period as compared no such license upgrade in the 1998 period.

The decrease in sales from the 1997 period to the 1998 period resulted in a loss from operations of approximately $24,200, or 12.1% of sales, in the 1998 period, as compared with a profit from operations of approximately $55,700 in the like period in 1997. Interest expense decreased 53% from the three month period ended December 31, 1997, due to the conversion of several notes payable to convertible preferred stock during the year ended June 30, 1998.

Six Months Ended December 31, 1998, Compared to Six Months Ended December 31,
-----------------------------------------------------------------------------
1997
----

Revenue for the six month period ended December 31, 1998, decreased by 16% from the like six month period in 1997. Sales of computer systems and software licenses decreased by 27% and revenue from services decreased by 4%. The decrease in sales of computer systems and software licenses was due to the sale of a corporate-wide, unlimited usage PRAXA license and three PRAXA license upgrades in the 1997 period, as compared to the sale of three PRAXA license upgrades and one copy of the Y2K compliant version of PRAXA in the six months ended December 31, 1998. The decrease in services revenue was due to a decrease in revenue from software maintenance that was partially offset by an increase in consulting and custom programming revenue associated with the sale of training and installation services in conjunction with the sale of the Y2K compliant version of PRAXA.

The 89% increase in the cost of computer systems and software licenses from the six month period ended December 31, 1997 to the like period in 1998 reflects the purchase of two license upgrades for the Xentis third party software in the 1998 period, as opposed to one such upgrade in the like period in 1997. The Company resold the Xentis license upgrades in conjunction with the sale of the Y2K compliant PRAXA software and one of the PRAXA license upgrades.

There were no product development expenses in the six month period ended

December 31, 1998, since there was no product development activity underway. During the prior fiscal year, the Company paid a software development firm $300,000 as a down payment for developing a new Enterprise Resource Planning software product for the Company, $150,000 of which was expensed during the six months ended December 31, 1997.

Selling expenses decreased by 24% from the six month period ended December 31, 1997 to the six month period ended December 31, 1998, due to lower sales comm-issions. General and administrative expenses increased by 128% from the the 1997 period to the like period in 1998 because the resources associated with the Company's product development were redirected to general and administrative activities associated with the Company's strategic direction. The Company also employed the full-time services of a business consultant during the 1998 period to develop opportunities for the Company to distribute software produced by other vendors. Additionally, the company incurred increased legal expenses associated with ongoing litigation. Management believes that the Company must acquire distribution rights for one or more such products in order to remain in business. There can be no assurance that such product distribution rights will be obtained.

Interest expense for the six month period ended December 31, 1998, decreased by 51% from the six month period ended December 31, 1997, due to the conversion of several notes payable to convertible preferred stock during the year ended June 30, 1998.

The Company earned a net profit of $50,831 in the six months ended December 31, 1998, as compared with a net loss of $12,842 in the like period in 1997. The profit is due to lower operating expenses and lower interest expenses. There can be no assurance that the Company will operate profitably in future periods.

Liquidity and Capital Resources
-------------------------------

As of December 31, 1998, the working capital deficit was $(557,684) as compared to a deficit of $(628,877) at June 30, 1998. The profitability of the Company in the period ended December 31, 1998, was responsible for the reduction in the working capital deficit.

Survival of the Company is contingent upon sales of the Y2K compliant version of PRAXA to existing customers, acquiring new products to sell and additional financing. The Company is searching for software products that will allow it to continue in the business of software sales. There can be no assurance that the needed products or other sources of funds can be obtained, in which case the Company may be forced to cease operations.

Management projects that sufficient funds will be generated from the sale of existing products and related services to allow the Company to operate through the period ended March 31, 1999. There can be no assurance that management's projections will be realized and that funds sufficient to operate through March 31, 1999, will be generated, in which case the Company may be forced to cease operations.

In the event the Company is able to sustain operations through March 31, 1999 it may be forced to renegotiate its current loan outstanding to Carolina First Bank due on June 30, 1999. Failure to negotiate a change in the terms of this note could force the Company to violate those terms.

Year 2000 Readiness
-------------------

As of December 31, 1998, the year 2000 compliant version of the Company's
PRAXA software had been shipped to all but 10 of the customers that are covered by support agreements. Even if they have not requested it, the Company plans to ship the year 2000 compliant software to these customers before the end of the current fiscal year, which ends June 30, 1999.

The supplier of the Company's computer equipment, Compaq Computer Corporation, has recommended that software patches be applied to the VMS operating systems that are used on three of the Company's Digital Equipment Corporation computers, even though it is highly unlikely that the absence of the patches will result in any performance irregularities with the computers. The patches will be applied to the Company's VMS operating systems by the end of the current fiscal year, at a cost of $400. The Company will also upgrade its accounting system to the Y2K compliant version of PRAXA during the same time period. The Company will test the personal computers that its personnel use for administrative tasks for year 2000 compliance by the end of the current fiscal year, and make any necessary modifications to the equipment and software.

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

On June 30, 1998, the Company filed for arbitration against InterObjects, a software development firm, for breach of contract and failure to meet milestones in the development of a new Enterprise Resource Planning system.
The Company made a prepayment of $300,000 in September of 1997 related to this contract. During January of 1998, development of the new Enterprise Resource Planning system by InterObjects ceased and the contract was subsequently term-inated. The entire $300,000 prepayment was expensed during the fiscal year ended June 30, 1998. InterObjects filed a counter-claim against the Company for $1,100,000, which is the amount that they would have been paid had they completed the software. There can be no assurance that a negative outcome will not result in an adverse effect on the Company's financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit 27. Financial Data Schedule


B. Reports on Form 8-K

The Company did not file any reports on Form 8-K during this quarter.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Unitronix Corporation
Date: February 15, 1999
                                       By: /s/William C. Wimer
                                           ---------------
                                           William C. Wimer
                                           Vice President, Operations and
                                           Chief Financial Officer