Form 10-Q
period 1999-03-31
UNITRONIX CORP
filed 1999-05-18
CIK 835270

Form 10-Q
                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1999
                              -------------------------.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,456,932 shares of common stock, no par value, as of May 15, 1999

                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Balance Sheets-
              March 31, 1999 and June 30, 1998                    3


Statements of Income -
           Three Months Ended March 31, 1999 and 1998             4
           and Nine Months Ended March 31, 1999 and 1998

Statement of Changes in Stockholders' Deficit-
             Nine Months Ended March 31, 1999                     5

Statements of Cash Flows -
             Nine Months Ended March 31, 1999 and 1998            6

Notes to Financial Statements                                     7


Item 2:

Management's Discussion and Analysis of Results of               10
Operations and Financial Condition for the Three Months
Ended March 31, 1999 and the Nine Months Ended
March 31, 1999




Part II.        Other Information                                13

                              UNITRONIX CORPORATION
                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                  BALANCE SHEETS
                                                          March 31,
                                                            1999       June 30,
                                                         (Unaudited)   1998 (1)
                                       ASSETS            -----------   --------
CURRENT ASSETS:
      Cash                                                 $66,555      $75,466
      Accounts receivable, net                              65,832       78,941
      Prepaid expenses and other current assets             23,018       21,379
                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                 155,405      175,786
                                                         ---------    ---------
Property, plant and equipment, net                          13,465       33,894
                                                        ----------    ---------
Other assets                                                 2,930        3,201
                                                        ----------      -------
TOTAL ASSETS                                              $171,800     $212,881
                                                         =========     ========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable - related party                       $300,000     $300,000
      Notes payable                                        201,108      245,455
      Accounts payable                                      27,221       50,367
      Accrued expenses                                     100,312       93,888
      Accrued interest                                      14,375       14,250
      Deferred revenue                                     116,790      100,703
                                                          --------      -------
      TOTAL CURRENT LIABILITIES                            759,806      804,663

Note Payable                                                  ---           490

Series A preferred stock, $1 par value, 6% cumulative
   convertible nonvoting; authorized 1,000,000 shares;
   956,728 issued and outstanding at March 31, 1999 and
   June 30, 1998, net of unamortized issuance costs of
   $3,575 at March 31, 1999 and $4,400 at June 30,
   1998, plus undeclared accumulated dividends of $43,053
   at March 31, 1999 and $0 at June 30, 1998               996,206      952,328

STOCKHOLDERS' DEFICIT:
Undesignated capital shares; authorized 2,000,000 shares at
   March 31, 1999 and June 30, 1998; none outstanding        ---          ---
Common stock, no par value; authorized 12,000,000 shares;
   9,456,932 shares issued and outstanding at
   December 31 and June 30, 1998                         3,485,412    3,485,412
Additional paid-in capital                                   7,365        1,170
Accumulated deficit                                     (5,076,989)  (5,031,182)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' DEFICIT                             (1,584,212)  (1,544,600)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $171,800     $212,881
                                                         =========     ========
(1) Derived from audited financial statements.
    See notes to financial statements.

                              UNITRONIX CORPORATION

                               STATEMENTS OF INCOME
                                    (Unaudited)


                                       Three Months Ended    Nine Months Ended
                                             March 31,            March 31,
                                         1999       1998      1999       1998
                                        ------     ------    ------     ------
REVENUE:
     Computer systems and
       software licenses               $50,000   $142,000  $296,500   $478,800
     Services                          129,235    159,749   401,010    442,360
                                       -------    -------   -------    -------
TOTAL REVENUE                          179,235    301,749   697,510    921,160
                                       -------    -------   -------    -------
COSTS AND EXPENSES:
     Cost of computer systems
       and software licenses                 0      3,626    11,668      9,797
     Cost of services                   51,817     70,324   155,939    196,613
     Product development                     0     88,595         0    310,331
     Selling and marketing              36,161     41,600   123,165    155,469
     General and administrative        131,440     66,105   385,129    176,903
                                       -------    -------   -------    -------
TOTAL COSTS AND EXPENSES               219,418    270,250   675,901    849,113
                                       -------    -------   -------    -------
PROFIT (LOSS) FROM OPERATIONS          (40,183)    31,499    21,609     72,047
INTEREST INCOME (EXPENSE), NET         (13,402)   (30,785)  (39,366)   (84,175)
OTHER INCOME (EXPENSE), NET               ---        ---     15,003       ---
                                       -------    -------   -------    -------
PROFIT (LOSS) BEFORE INCOME TAXES      (53,585)       714    (2,754)   (12,128)
                                       -------    -------   -------    -------
PROVISION FOR INCOME TAXES                   0          0         0          0
                                       -------    -------   -------    -------
NET PROFIT (LOSS)                     $(53,585)       714    (2,754)   (12,128)
                                       =======    =======   =======    =======
BASIC AND DILUTED NET PROFIT (LOSS)
   PER COMMON SHARE                     $(0.01)     $0.00    $(0.00)    $(0.00)
                                       =======    =======   =======    =======

Weighted average number of common
   shares outstanding                9,456,932  9,456,932 9,456,932  9,456,932












See notes to financial statements.

                               UNITRONIX CORPORATION

                   STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                     For the Nine Months Ended March 31, 1999

                         Common Stock
                        --------------   Additional
                      Shares               Paid-in    Accumulated  Stockholders'
                      Issued      Amount   Capital      Deficit       Deficit
                      ------      ------   -------      -------       -------

Balance,
June 30, 1998       9,456,932  $3,485,412   $1,170    $(5,031,182) $(1,544,600)

Net profit (loss)                                          (2,754)      (2,754)

Unpaid accumulated
preferred dividends                                       (43,053)     (43,053)

Expense of
issuance of
stock options
to consultant                                7,020                       7,020

Amortization of
preferred stock
issuance costs                                (825)                       (825)
                    ---------   ---------   ------     ----------   -----------
Balance,
March 31, 1999      9,456,932  $3,485,412   $7,365    $(5,076,989) $(1,584,212)
                    =========   =========   ======     ===========  ===========










See notes to financial statements.

                               UNITRONIX CORPORATION
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                    Nine Months Ended March 31,
                                                --------------------------------
                                                       1999            1998
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                           $(2,754)        $(12,128)

Adjustments to reconcile net (loss) to
     net cash used by operating activities
      Depreciation and amortization                   20,429           34,560
      Non cash expense on issuance of stock
       options to consultant                           7,020             ---

Decreases (increases) in operating assets:
      Accounts receivable                             13,109           10,624
      Prepaid expenses and other current assets       (1,639)        (153,363)
      Other assets                                       271              616

Increases (decreases) in operating liabilities:
      Accounts payable                               (23,146)         (41,713)
      Accrued expenses                                 6,424          (14,114)
      Accrued interest                                   125           60,667
      Deferred revenues                               16,087            2,529
                                                     -------          -------
Net cash provided (used) by operating activities      35,926         (112,322)
                                                     -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Sale (Purchase) of Equipment, net                    0             (420)
                                                     -------          -------
Net cash used by investing activities                      0             (420)
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                             0          535,500
      Repayments of borrowings                       (44,837)        (273,370)
                                                     -------          -------
Net cash provided (used) by financing activities     (44,837)         262,130
                                                     -------          -------
Net increase (decrease) in cash                       (8,911)         149,388
Cash at beginning of period                           75,466           34,028
                                                     -------          -------
Cash at end of period                                $66,555         $183,416
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

2. Supplemental Disclosures of Cash Flow Information:
   -------------------------------------------------
Cash paid for interest for the periods indicated was as follows:


                                     Nine Months Ended
                                          March 31,
                                     ----------------
                                     1999        1998
                                   --------    --------

      Interest, net                $36,672      $10,542

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

                             UNITRONIX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

Basic and diluted net loss per share:
------------------------------------
                                     Three Months Ended    Nine Months Ended
                                          March 31,             March 31,
                                     1999         1998      1999        1998
                                     ----         ----      ----        ----
Numerator:
    Net profit (loss)             $(53,585)        $714   $(2,754)    $(12,128)
    Preferred dividends            (14,351)       ---     (43,053)      ---
    Amortization of preferred
      stock issuance cost             (275)       ---        (825)      ---
                                   --------    --------   --------   --------
Income available to
      common shareholders         $(68,211)        $714  $(46,632)    $(12,128)
                                  =========    ========    =======   =========
Denominator:
    Weighted average number of
      shares issued and
      outstanding                 9,456,932   9,456,932  9,456,932  9,456,932
    Assumed exercise of options
      reduced by the number of
      shares which could have been
      purchased with the proceeds
      of those options               ---         ---         ---        ---
    Assumed conversion of
      preferred stock                ---         ---         ---        ---
                                  ---------   ---------  ---------  ---------
Total shares                      9,456,932   9,456,932  9,456,932  9,456,932
                                  ---------   ---------  ---------  ---------
Basic and diluted net profit (loss)
    per share                        $(0.01)      $0.00     $(0.00)    $(0.00)

The number of stock options outstanding was 465,000 as of March 31, 1999,and 255,000 as of March 31, 1998. The number of potential shares convertible into common stock from the exercise of convertible preferred stock was 956,728 as of March 31, 1999, and 0 as of March 31, 1998. Neither of these situations qualify as common stock equivalents as they would have an anti-dilutive effect on diluted earnings per share.

4.  Legal Proceedings
    -----------------
The Company filed suit against Computer Management Sciences, Inc. (CMSI) in the United States District Court for the District of Massachusetts on October 25, 1996. The suit seeks damages resulting from the breach of three contracts by CMSI to develop portions of the client-server ERP software, such contracts having been entered into in 1995 and 1996. The Company is seeking an amount in excess of $150,503, which is the amount that the Company paid to CMSI during the course of the contracts, plus costs, interest and such other relief that the Court deems just and equitable. On January 17, 1997, CMSI filed a counterclaim in the same Court alleging that the Company is liable to CMSI in an amount exceeding $200,000 on account of the

                             UNITRONIX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

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

A mediation session in the InterObjects matter that was conducted with rep-resentatives of the Company and Interobjects and the attorneys for both parties in attendance failed to resolve the claims. An arbitration hearing will be conducted to attempt to resolve the claims.

5.  Notes Payable
    -------------
On August 1, 1993, the Company incurred a $37,937 note payable bearing interest at 8% due to the Illinois Department of Revenue for settlement of revenue taxes owed to the State of Illinois. The note is payable in monthly installments of $527 and will expire on July 1, 1999. The note payable balance as of March 31, 1999 and 1998 was $2,108 and $8,430, respectively.

On July 14, 1997, the Carolina First Bank loaned the Company $200,000 in the form of a demand note that was secured by all of the assets of the Company. This note was renewed for $199,000 on June 30, 1998, for a one year period and bears variable interest at the prime rate of the Carolina First Bank which was 7.75% per annum at April 30, 1999.

                             UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS
---------------------
The Company continued to sell PRAXA software, software support services and consulting services to existing customers over the past nine months. In addition, the Company is marketing the latest version of the PRAXA software to PRAXA users that are not covered by support agreements because of the ability of the latest version to handle dates in the twenty-first century (year 2000 compliant or Y2K compliant). One order for this software was received during the nine month period and the Company is attempting to identify additional prospects. The Company also licensed the PRAXA software to one new customer and sold two PRAXA license upgrades during the past nine months There can be no assurances that additional sales of the PRAXA software will occur.

The Company's plan to contract with a software development firm to create a graphic user interface and relational database interface for PRAXA was shelved in April due to the cost of the project and the lack of sufficient commitment from existing PRAXA users to license the enhancements from the Company. The shelving of this project means that the Company has no marketable products that will allow it to continue in the business of selling computer software. Manage-ment is currently searching for other business opportunities, including software products, that will allow the Company to continue in the business of marketing and supporting computer software. There can be no assurances that any such opportunities or products will be found, and failure to do so may cause the Company to cease operations.

Third Quarter Ended March 31, 1999, Compared to the Third Quarter Ended
-----------------------------------------------------------------------
March 31, 1998
--------------
Revenue for the three month period ended March 31, 1999, decreased by 41% from the three month period ended March 31, 1998. Sales of computer systems and software licenses decreased by 65% and revenue from services decreased by 19%. The decrease in services revenue was due to a 22% decrease in revenue from software maintenance which was partially offset by a 13% increase in consulting and custom programming revenue. The decrease in software maint-enance revenue was due to some users terminating their software support agree-ments.

Total costs and expenses decreased by 19% from the three month period ended March 31, 1998, to the three months ended March 31, 1999. This decrease was due to a complete elimination of product development costs, a 26% reduction in the cost of services and a 13% reduction in selling expenses, all of which were partially offset by a 99% increase in general and administrative expenses. Product development costs were eliminated because the Company has not under-taken any development activities in this fiscal year. The cost of services was lower due to fewer customers requiring software support services. Selling expenses decreased because of lower sales commission expenses, due to the decrease in the sale of computer systems and software licenses. General and administrative expenses increased because the resources associated with the Company's product development were redirected to general and administrative activities associated with the Company's strategic direction. The Company also employed the services of a business consultant during the 1999 period to develop business opportunities for the Company.

The decrease of $3,626 in the cost of computer systems and software licenses from the quarter ended March 31, 1998 to the quarter ended March 31, 1999 was due to the purchase of one license upgrade for the Xentis third party software in the 1998 period as compared to no such license upgrade in the 1999 period.

The decrease in sales from the 1998 period to the 1999 period resulted in a loss from operations of $40,183, or 22.4% of sales, in the 1999 period, as compared with a profit from operations of $31,499 in the like period in 1998. Interest expense decreased 56% from the three month period ended March 31, 1998 due to the conversion of several notes payable to convertible preferred stock during the year ended June 30, 1998.

Nine Months Ended March 31, 1999, Compared to Nine Months Ended March 31, 1998
------------------------------------------------------------------------------

Revenue for the nine month period ended March 31, 1999, decreased by 24% from the nine month period ended March 31, 1998. Sales of computer systems and software licenses decreased by 38% and revenue from services decreased by 9%. The decrease in sales of computer systems and software licenses was due to the sale of a corporate-wide PRAXA license in the period ended March 31, 1998, that was not repeated in the period ended March 31, 1999, as partially offset by the sale of one new PRAXA license, two PRAXA license upgrades and one sale of the Y2K compliant version of PRAXA to a user that was not covered by a support agreement. The decrease in services revenue was due to a 15% decrease in revenue from software maintenance that was partially offset by a 53% increase in consulting and custom programming revenue. The increase in consulting and custom programming revenue was due to the sale of training and installation services in conjunction with the sale of the Y2K compliant version of PRAXA.

There were no product development expenses in the nine month period ended
March 31, 1999, since there was no product development activity underway.
During the prior fiscal year, the Company paid a software development firm $300,000 as a down payment for developing a new Enterprise Resource Planning software product for the Company. The Company is currently attempting to recover these funds from the development firm through arbitration because of contractual nonperformance. The software development firm has offered to return $50,000 of the funds that were advanced to it in exchange for the Company dropping its demand for repayment of the $300,000, but the Company has refused the offer. The arbitration hearing has not yet been scheduled by the arbi-trators. There can be no assurances that the Company will prevail in its attempts to recover these funds.

Selling expenses decreased by 21% from the nine month period ended March 31, 1998 to the nine month period ended March 31, 1999, due to lower sales comm-issions. General and administrative expenses increased by 118% from the 1998 period to the like period in 1999 because the salary and expenses associ-ated with the product development manager were classified as administrative expenses, as she is now working on activities other than product development. The Company also employed the services of a business consultant during the 1999 period to work with the product development manager to develop new business opportunities for the Company. Management believes that the Company must acquire distribution rights for one or more products, or must locate other business opportunities, in order to remain in business, but there can be no assurance that such product distribution rights or other business opportunities will be found.

Interest expense for the nine month period ended March 31, 1999, decreased by 53% from the nine month period ended March 31, 1998, due to the conversion of several notes payable to convertible preferred stock during the year ended June 30, 1998. Approximately $15,000 in other income was realized in the period ended March 31, 1999 when three accounts payable were written off.

The Company realized a net loss of $2,754 in the nine months ended March 31, 1999, as compared with a net loss of $12,128 in the nine month period ended March 31, 1998. The decreased loss is due to lower operation expenses, lower interest expenses and the one-time other income amount in the period ended March 31, 1999. There can be no assurances that the Company will operate at a profit in future periods.

Liquidity and Capital Resources
-------------------------------

As of March 31, 1999, the working capital deficit was $(604,401) as compared to a deficit of $(628,877) at June 30, 1998.

Survival of the Company is contingent upon sales of existing products, acquiring new business opportunities, and additional financing. In addition to searching for software products that will allow it to continue in the business of software sales, the Company is attempting to locate other business opportunities that will allow it to continue operations. Management is also analyzing the feas-ibility of selling the PRAXA software business in order to raise funds to be used for other business opportunities. There can be no assurance that any of the actions being contemplated by the Company will materialize, in which case the Company may be forced to cease operations.

Management projects that sufficient funds will be generated from the sale of existing products and related services to allow the Company to operate through the period ended June 30, 1999. There can be no assurances that management's projections will be realized and that funds sufficient to operate through June 30, 1999, will be generated, in which case the Company may be forced to cease operations.

In the event the Company is able to sustain operations through June 30, 1999 it will be forced to renegotiate its current loan outstanding to Carolina First Bank due on June 30, 1999. Failure to renegotiate a change in the terms of this note could force the Company to violate those terms.

Year 2000 Readiness
-------------------

As of April 30, 1999, the year 2000 compliant version of the Company's
PRAXA software had been shipped to all but 6 of the customers that are covered by support agreements. Even if they have not requested it, the Company plans to ship the year 2000 compliant software to these customers before the end of the current fiscal year.

The supplier of the Company's computer equipment, Compaq Computer Corporation, has recommended that software patches be applied to the VMS operating systems that are used on three of the Company's Digital Equipment Corporation computers, even though it is highly unlikely that the absence of the patches will result in any performance irregularities with the computers. As of April 30, 1999, the operating system for one of the computers had been upgraded to a version which is year 2000 compliant. The Company plans to upgrade the operating system to a year 2000 compliant version on a second computer by June 30, 1999. There are no plans to upgrade the third computer since management plans to discontinue using the machine by the end of calendar year 1999. The personal computers that the Company uses for administrative tasks have been tested and found to be year 2000 compliant. Since the version of PRAXA that the Company uses for its accounting functions is not year 2000 compliant, the Company plans to install other accounting software by the end of calendar year 1999.

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

On June 30, 1998, the Company filed for arbitration against InterObjects, a software development firm, for breach of contract and failure to meet milestones in the development of a new Enterprise Resource Planning system.
The Company made a prepayment of $300,000 in September of 1997 related to this contract. During January of 1998, development of the new Enterprise Resource Planning system by InterObjects ceased and the contract was subsequently term-inated. The entire $300,000 prepayment was expensed during the fiscal year ended June 30, 1998. The Company is attempting to recover costs and damages of approximately $5,000,000 in this action. InterObjects filed a counter-claim against the Company for $1,100,000, which is the amount that they would have been paid had they completed the software. There can be no assurance that a negative outcome will not result in an adverse effect on the Company's financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit 27. Financial Data Schedule

B. Reports on Form 8-K

The Company filed a report on Form 8-K on May 17, 1999, that dismissed the Company's previous accountants and appointed Dan Clasby & Company as the Company's independent certified public accountants.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Unitronix Corporation
Date: May 18, 1999
                                       By: /s/William C. Wimer
                                           ---------------
                                           William C. Wimer
                                           Vice President, Operations and
                                           Chief Financial Officer