Form 10-K
period 1999-06-30
UNITRONIX CORP
filed 1999-09-10
CIK 835270

Form 10-K
                    Securities and Exchange Commission
                         Washington, DC 20549

   ANNUAL REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended    June 30, 1999
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

             (Registrant's telephone number, including area code)
                            (978) 535-3912
                            ---------------

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

Based upon the last sale price of the stock on August 27, 1999, of $0.19 per share, the aggregate market value, as of September 8, 1999 of the shares of common stock held by non-affiliates was $576,440. "Non-affiliates" includes all share owners of the registrant other than its officers, directors and owners of more than ten percent of its outstanding stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

9,456,932 shares of common stock, no par value, as of September 8, 1999

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

Beginning in the early 1990's the users of commercial computer software began to demand products that were easier to use, more readily adaptable to their needs and less expensive to operate and maintain. Systems built around the client-server paradigm were thought to fulfill those needs, and most existing and some new suppliers of manufacturing software mounted major development projects to bring client-server Enterprise Resource Planning (ERP) systems to market. The demand for conventional MRPII systems fell dramatically to the point where sales of PRAXA to new customers amounted to only four systems from 1992 to 1999. Since 1991, the Company's revenues have been generated primarily from the sale of hardware and PRAXA license upgrades, software support, consult-ing services and additional PRAXA modules, to existing customers.

COMPUTER EQUIPMENT

Until 1998, the Company was a reseller of computer systems and operating system software manufactured by Digital Equipment Corporation. All of the sales of such equipment and software made between 1992 and 1998 were to users of the PRAXA MRPII system. The Company purchased the equipment and software from one of the major national distributors of DEC equipment. The distributor that was supplying the Company with computer equipment declined to renew its agreement with the Company for 1998 due to the small volume of sales that the Company was achieving. The Company no longer resells computer equipment and operating system software.

CUSTOMER SUPPORT

The Company provides "hot-line" support to PRAXA users from its office in Westmont, New Jersey. This support is in the nature of resolving specific problems that users encounter in using the PRAXA software. The support group also develops enhanced versions of PRAXA that are released periodically. The newest version, release 11.0, has been in full production release since the Fall of 1997. This release contains the changes needed to handle dates in the next century, i.e., it is year 2000 (Y2K) compliant.

PROFESSIONAL SERVICES

The Company provides consulting and training services to PRAXA users. Since the Company no longer employs any pre-sales or post-sales consultants, all consulting and training services are being provided by the Company's customer support and management personnel. This group also provides custom programming for PRAXA users.

SALES AND MARKETING

The National Director of Sales is currently the only full-time sales person employed by the Company. Located in the Chicago area, this individual is responsible for all sales activity for the Company. The primary focus of the Director of Sales during the past five years has been to sell PRAXA software upgrades and add-ons and computer system upgrades to existing PRAXA customers. Since 1998, PRAXA users that are not eligible to receive the latest version of PRAXA because they are not covered by support agreements have been targeted to purchase this version because of its capabilities to handle dates in the twenty-first century. As of September 8, 1999, six customers that are not covered by support agreements have purchased the year 2000 compliant version of PRAXA.

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

By early 1997 it was evident that new technologies were gaining momentum in the information systems field. Information systems developed with languages and tools that were used for developing internet applications held out the promise to the users of the system of lower development costs, lower deployment and operating expenses and easier adaptability to the users particular needs. At approximately the same time, a software consulting firm that had been contracted by the Company to develop major sections of the software for the new system defaulted on its contracts, which substantially delayed the project. The Company subsequently filed suit against the software consulting firm for breach of three contracts that were effected.

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

As early in the project as December, 1997, the software development firm began to miss the delivery dates that were established in the contract. Upon investigation, is was revealed that the proprietary software development tool that the developer was using was not capable of producing the software that was needed to meet the functional specifications that the Company had produced. Attempts were made to get the project "on track", but to no avail. In June, 1998, the Company initiated action to recover the funds that had been advanced to the developer as well as other expenses incurred during the course of the failed project. As required by the development contract, this action was to be in the form of a hearing by an arbitrator.

In August, 1999, the Company settled with the developer and the demand for arbitration was withdrawn. The settlement requires the developer to return to the Company, over a two year period, all of the funds that were advanced, with interest.

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

CUSTOMER DEPENDENCE

One customer accounted for $130,000 or 15.2% of the Company's total revenue in the year ended June 30, 1999. Since the revenue derived from this customer was for the year 2000 compliant version of PRAXA and related services, the Company does not anticipate sales to this customer at comparable levels in future years. No other single customer accounted for more than 10% of total revenue for the year.

HISTORY OF LOSSES

The Company incurred net losses of $802,947 in fiscal 1997, $251,647 in fiscal 1998 and $19,914 in fiscal 1999. As of June 30, 1999, the Company had an accumulated deficit of $5,108,500. There can be no assurance that the Company will be profitable in the future.

COMPETITION

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

A number of suppliers of ERP and MRP II software packages have been selling to mid-market companies, which is the Company's target market, for several years. Many of these vendors have been selling and installing client-server products for several years, and are now offering web-enabled products that allow their users to utilize intranets and the internet as computing platforms. The vendors that formerly sold almost exclusively to large companies, such as SAP, Baan and Oracle, now sell their products to mid-market companies. The features and functionality of the products of these suppliers are well developed since most have been enhancing their original products for a number of years. The Company cannot successfully compete for new customers with its existing PRAXA software product.

CONTROL BY EXISTING STOCKHOLDERS

The Company's directors and their families together own approximately 78.1% of the outstanding shares of the common stock of the Company. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the election of directors, and mergers, consolidations and sales of the assets of the Company.

EMPLOYEES

At September 8, 1999, the Company employed 7 persons, including 1 in sales,
3 in customer support, 1 in product management, 1 in finance and adminis-tration and one clerical support person. Management believes that the Company's employee relations are satisfactory.

ITEM 2                              PROPERTIES
------                              ----------

The Company's executive offices occupy 1600 square feet of rented office space in Peabody, Massachusetts, at a rental rate of $1,735 per month. The Company is a tenant at will in this space.

The Company has less than two years remaining on a three year lease for 1,339 square feet of office space in Westmont, New Jersey, for the use of its customer support and technical services operation. The monthly rent for this facility is $1,753 through April 30, 2000, and $1,805 from May 1, 2000 through April 30, 2001, at which time the lease expires.

ITEM 3                        LEGAL PROCEEDINGS
------                        -----------------

The Company filed suit against Computer Management Sciences, Inc. (CMSI) in the United States District Court for the District of Massachusetts in Boston, Massachusetts on October 25, 1996. The suit seeks damages resulting from the breach of three contracts by CMSI to develop portions of the client-server ERP software, such contracts having been entered into in 1995 and 1996. The Company is seeking an amount in excess of $150,503, which is the amount that the Company paid to CMSI during the course of the contracts, plus costs, interest and such other relief that the Court deems just and equitable. On January, 17, 1997, CMSI filed a counterclaim in the same Court alleging that the Company is liable to CMSI in an amount exceeding $200,000 on account of the Company's alleged breaches of the same contracts. Management believes that the CMSI counterclaim is without merit and is defending this counterclaim vigorously. The case has not yet been scheduled to go to trial.

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

In August, 1999, the Company settled with the developer and the demand for arbitration was withdrawn. The settlement requires the developer to return to the Company, over a two year period, all of the funds that were advanced, with interest on the unpaid balance. An initial payment of $50,000 was received by the Company in August, 1999.

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

PART II
Item 5          MARKET FOR THE COMPANY'S COMMON STOCK AND
                -----------------------------------------
                     RELATED SECURITY HOLDER MATTERS
                     -------------------------------

The Company's Common Stock is currently listed on the over the counter bulletin board.

The following table sets forth, for the calendar quarters indicated, the high and low bid prices reported for the Company's Common Stock, by the indicated source. There were 142 record holders of the Company's Common Stock on September 9, 1999. The Company believes that there are approximately 450 beneficial shareholders.

Calendar Year Ended December 31,             OTC Bulletin Board
--------------------------------          -------------------------

                                                 Bid Prices
                                                 ----------
                                               High       Low
                                               ----       ---
1997
Third Quarter                                  0.1875     0.0600
Fourth Quarter                                 0.2500     0.09375

1998
First Quarter                                  0.1875     0.09375
Second Quarter                                 0.1875     0.09375
Third Quarter                                  0.1250     0.0625
Fourth Quarter                                 0.0938     0.0200

1999
First Quarter                                  0.0938     0.0200
Second Quarter                                 0.1000     0.0100

DIVIDEND POLICY

No dividends have been declared by the Board of Directors. The Board of Directors currently plans to retain any future earnings for use in the Company's business.

Item 6                     SELECTED FINANCIAL DATA
                           -----------------------

                       Summary Consolidated Financial Information
                         (in thousands, except per share data)
                            For fiscal year ending June 30,
                            -------------------------------
CONSOLIDATED INCOME              1999      1998      1997      1996      1995
STATEMENT DATA:                  ----      ----      ----      ----      ----
Revenue from Operations          $856    $1,076      $940    $1,353    $1,496
Gain (Loss) from Operations        16       (15)     (737)     (451)     (227)

Net Loss                          (20)     (252)     (803)     (464)     (242)

Per Share Data:
  Basic and Diluted net Loss
    Per Share                    (.00)     (.03)     (.08)     (.05)     (.03)

Shares Used in Computing
  Per Share Data            9,456,932 9,456,932 9,456,932 9,456,932 9,456,932

CONSOLIDATED BALANCE SHEET DATA:

Working Capital/(Deficit)       $(615)    $(629)  $(1,369)    $(600)    $(318)
Total Assets                       82       213       222       272       569
Short term debt, including
  current maturities of
  long-term debt                  500       545       889       344       124
Long-term debt, less
  current maturities               -         -          7        13        19
Shareholder's equity
  (deficit)                    (1,616)   (1,545)   (1,294)     (491)      (27)

Item 7.
-------

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

FISCAL YEAR ENDED JUNE 30, 1999 VS. FISCAL YEAR ENDED JUNE 30, 1998

Total revenue for the year decreased by 20% from the year ended June 30, 1998 to the year ended June 30, 1999. Revenue from the sale of computer systems and software licenses decreased by 35%, primarily due to a $200,000 sale of a corporate-wide PRAXA license in 1998 that was not repeated in 1999. Revenue from services decreased by 8%, due to a 12% reduction in support revenue that was partially offset by a 28% increase in consulting revenue. The reduction in support revenue was due to some customers refusing to renew their PRAXA support agreements, a condition that management anticipates will continue in future periods as additional customers convert to other software or elect to support PRAXA themselves. The increase in consulting revenue was primarily due to the sale of training services to a new PRAXA customer and to a customer that purchased the latest release of PRAXA. Management feels that the prospects of selling additional PRAXA licenses to new customers or to existing users that may need the year 2000 compliant version of the system are very limited.

The cost of computer systems and software licenses increased by 25% from the year ended June 20, 1998, to the year ended June 30, 1999, due to the purchase of Xentis software that is resold by the Company. The purchases of Xentis were made to resell the product to two customers that upgraded their computer hard-ware, and to two others that purchased the year 2000 compliant version of PRAXA.

The cost of services decreased by 14% from the period ended June 30, 1998, to the period ended June 30, 1999, because there were fewer customers that were covered by support agreements. No product development costs were incurred in the year ended June 30, 1999, because the Company curtailed all product develop ment in the prior year. Selling expenses decreased by 18% from the year ended June 30, 1998, to the year ended June 30, 1999, because of lower sales commiss-ions. The 38% increase in general and administrative expenses from fiscal 1998 to fiscal 1999 was due to the salary and expenses for the Company's Director of Product Development, who is assigned to work with a Consultant to the Board of Directors to locate business opportunities for the Company. The fees and expenses for the consultant also contributed to the increase in general and administrative expenses.

The 23% decrease in total costs and expenses from the year ended June 30, 1998, to the year ended June 30, 1999, resulted in a profit from operations of approximately $16,000 in fiscal 1999 as compared with a loss of approximately $13,500 in fiscal 1998.

Interest expense decreased by 48% from 1998 to 1999 due to the higher amount of notes outstanding during 1998. The conversion of notes payable to certain shareholders to preferred stock during the final quarter of fiscal 1998 is discussed below. The Company realized a gain of $14,551 due to the forgive-ness of debt by certain creditors. The net loss decreased by 92% from fiscal 1998 to fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the working capital deficit was $615,000 as compared to deficits of $629,000 and $1,369,000 at June 30, 1998 and 1997, respectively. The conversion of approximately $957,000 of debt to preferred stock in fiscal 1998, along with increased revenue and decreased expenses, was responsible for the reduction in the working capital deficit from June 30, 1997 to June 30, 1998.

In August, 1997, the Company pledged all of its tangible and intangible assets to the Carolina First Bank as collateral for a $200,000 loan that was used for a down payment to a software development firm for developing a new ERP product for the Company. This loan was also guaranteed by the Company's principal shareholder. As previously discussed, the Company is currently attempting to recover these funds from the development firm through arbitration because of contractual nonperformance. The loan was renewed with the Carolina First Bank for $199,000 on July 28, 1999, for a period of one year.

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

Year 2000 Readiness
-------------------

As of June 30, 1999, the year 2000 compliant version of the Company's PRAXA software had been shipped to all customers that are covered by support agree-ments and that don't intend to convert to other systems by the end of 1999. Additionally, the Company has sold the Y2K version of PRAXA to six customers that are not covered by support agreements.

The Company has tested the DEC computers and the personal computers that it utilizes for software development, customer support and internal adminis-tration for Y2K compliance. With the exception of two of the DEC computers that the Company uses, all of the systems were found to be Y2K compliant.
The Company upgraded the operating system on one of the DEC computers to make the system Y2K compliant, and plans to discontinue using the other noncompliant system before the end of 1999.

Impact of Recently Issued Accounting Pronouncements
---------------------------------------------------

The Financial Accounting Standards Board recently issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, the Statement requires that an amount representing total comprehensive income be reported. The Statement is effective for fiscal years beginning after December 15, 1997. Reclass-ification of financial statements for earlier periods is required for compar-itive purposes. There were no other items of comprehensive income in the years reported on.

The FASB also issued Statement No. 131 ("SFAS 131"), "Disclosures about Seg-ments of an Enterprise and Related Information". This Statement, which super-sedes Statement No. 14, "Financial Reporting for Segments of a Business Enter-prise," changes the way public companies report information about segments.
The Statement, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Statement is effective for periods beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. The Company adopted SFAS 131 in the year ended June 30, 1999.

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

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------         -------------------------------------------

The information required by this Item is submitted as a separate section of this report commencing on page 1 attached hereto.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------        ------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

The Company dismissed the accounting firm of PricewaterhouseCoopers LLP on May 13, 1999, and engaged the firm of Dan Clasby & Company as it's independent cert-ified public accountants on the same date. The engagement of Dan Clasby & Company was approved by the Board of Directors of the Company on May 13, 1999. There had been no disagreements with the former accounting firm during the two most recent fiscal years ended June 30, 1998, and the interim period up to May 13, 1999, on any matter of accounting principles or practices, financial state-ment disclosure or auditing scope or procedure or any reportable events. The former accountant's report on the Company's financial statements for 1998 and 1997 contained no adverse opinion or disclaimer of opinion, and were not qual-ified or modified as to audit scope or accounting principle. The reports included a paragraph addressing substantial doubt about the Company's ability to continue as a going concern. The reports were not qualified or modified as to any other uncertainties.

                                  PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------     --------------------------------------------------
The executive officers and directors of Unitronix are as follows:

NAME                      AGE           CURRENT POSITION
----                      ---           ----------------
Jack E. Shaw              65            Chairman of the Board, Chief
                                        Executive Officer, Director

Robert C. Crawford        72            Treasurer, Secretary, Director

Dr. Howard L. Morgan      53            Director

Robert G. Sable           59            Director

William C. Wimer          62,           Chief Financial Officer,
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

              COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

During the 1999 fiscal year none of the directors, officers or beneficial owners of more than 10 percent of the Company's common stock failed to file on a timely basis reports required by Section 16 (a) of the Exchange Act.

Item 11.                    EXECUTIVE COMPENSATION
--------                    ----------------------

The following table sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for services rendered in all capacities to the Company during each of the fiscal years ended June 30, 1999, 1998 and 1997 to: (1)the Company's Chief Executive Officer, and (2) each of the other officers whose total compensation for the fiscal year ended June 30, 1999, required to be disclosed in column (c) below exceeded $100,000.

                             SUMMARY COMPENSATION TABLE
                             --------------------------
                                 Annual Compensation
                                 -------------------
(a)                   (b)     (c)          (d)        (e)        (f)
Name and                              Other Annual            All Other
Principal Position   Year    Salary   Compensation  Options  Compensation

Jack E. Shaw         1999      (1)          -          -           -
Chief Executive      1998      (1)          -          -           -
Officer              1997      (1)          -          -           -
(1) The Company has not paid Mr. Shaw any compensation for his services to date.

COMPENSATION OF DIRECTORS

The Company currently does not compensate directors for their services; it does reimburse them for reasonable expenses incurred in performing their duties as directors.

1993 STOCK OPTION PLAN

At June 30, 1999, 1,000,000 shares of common stock were reserved for issuance or grant under the Unitronix Corporation 1993 Stock Option Plan. The options are granted to employees, officers, directors and consultants to the Company. The exercise price for incentive options must be at least 100% of the fair market value of the common stock as determined by the Option Committee of the Board of Directors on the date of the grant, as are the rate of exercisability and the expiration date of the grant. There were no options granted and no outstanding options expired during the year ended June 30, 1999. At June 30, 1999, there were options for 465,000 shares of common stock outstanding.

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

Item 12.            SECURITY OWNERSHIP OF CERTAIN
                    -----------------------------
                   BENEFICIAL OWNERS AND MANAGEMENT
                   --------------------------------
The following table sets forth information regarding the beneficial ownership of the Company's common stock as of September 1, 1999, by those persons owning beneficially 5% or more of such shares, by each director, and by all executive officers and directors as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock which they own of record.

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

                                   PART IV
                                   -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------
A.  The following documents are filed as a part of this report:

1.Financial Statements
  --------------------                                             PAGE
                                                                   ----
Report of Independent Accountants                                    1

Balance Sheets at June 30, 1999 and 1998                             2

Statements of Operations - Years ended June 30, 1999, 1998 and 1997  3

Statements of Changes in Stockholders' Deficit-                      4
  Years ended June 30, 1999, 1998 and 1997

Statements of Cash Flows - Years ended June 30, 1999, 1998 and 1997  5

Notes to Financial Statements                                        6

2.Schedules
  ---------

SCHEDULE II - Valuation and Qualifying Accounts                     18
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

(27)Financial Data Schedule

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

                                                    UNITRONIX CORPORATION


                                              BY:/s/William C. Wimer
                                                 --------------------
                                                    William C. Wimer
                                                    Chief Financial Officer and
                                                    Vice President, Operations

DATED: September 10, 1999
       ------------------
Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                     POSITION                     DATE
---------                     --------                     ----


/s/Jack E. Shaw
------------------            Chairman of the Board and   September 10, 1999
Jack E. Shaw                  Chief Executive Officer


/s/Robert C. Crawford
------------------            Secretary/Treasurer and     September 10, 1999
Robert C. Crawford            Director



----------------              Director
Howard L. Morgan


/s/Robert G. Sable
---------------------         Director                    September 9, 1999
Robert G. Sable, Esq.

                             UNITRONIX CORPORATION
                             ---------------------
                              FINANCIAL STATEMENTS
                              --------------------
                          JUNE 30, 1999, 1998 AND 1997
                          ----------------------------






















































                             UNITRONIX CORPORATION
                             ---------------------
                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------



                                                                       Page(s)
                                                                       -------
Independent Auditors' Report                                                1

Balance Sheets as of June 30, 1999 and 1998                                 2

Statements of Operations for the years ended June 30, 1999, 1998 and 1997   3

Statements of Changes in Stockholders' Deficit for the years ended
                                      June 30, 1999, 1998 and 1997          4

Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997   5

Notes to Financial Statements                                            6-17

Schedule II - Valuation and Qualifying Accounts                            18





































                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------

To the Board of Directors and Stockholders
Unitronix Corporation:

In our opinion, the accompanying financial statements listed in the index appearing under Item 14(a)(1) on page 18 present fairly, in all material respects, the financial position of Unitronix Corporation at June 30, 1999, and the results of its operations and its cash flows for the year ended June 30, 1999, in conformity with generally accepted accounting principles. The financial statements of Unitronix Corporation as of June 30, 1998 and 1997 were audited by other auditors whose report, dated August 14, 1998, expressed a qualified opinion on those statements. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 18, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the respons-ibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

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

Dan Clasby & Company
August 22, 1999

                               UNITRONIX CORPORATION
                               ---------------------
                                   BALANCE SHEETS
                                   --------------
                             June 30, 1999 and 1998
                     ASSETS                                   1999        1998
                     ------                                   ----        ----
Current assets:
   Cash                                                     $14,328     $75,466
   Accounts receivable, net of allowance for doubtful
   accounts of $8,402 and $3,526 at June 30, 1999 and
   1998, respectively                                        50,658      78,941
   Prepaid expenses and other current assets                  7,713      21,379
                                                             ------      ------
                    Total current assets                     72,699     175,786
Property and equipment, at cost less accumulated
   depreciation of $429,296 and $535,070 at June 30, 1999
   and 1998, respectively                                     6,653      33,894
Other assets                                                  2,895       3,201
                                                            -------      ------
Total assets                                                $82,247    $212,881
                                                            =======     =======
                   LIABILITIES AND STOCKHOLDERS' DEFICIT
                   -------------------------------------
Current liabilities:
   Note payable - related party                             300,000     300,000
   Notes payable                                            199,527     245,455
   Accounts payable                                          12,842      50,367
   Accrued expenses                                          77,808      93,888
   Accrued interest - related party                           7,500      14,250
   Deferred revenue                                          89,736     100,703
                                                            -------     -------
                    Total current liabilities               687,413     804,663
Note payable                                                    -           490
Commitments and contingencies
Series A preferred stock, $1 par value, 6% cumulative
   convertible nonvoting; authorized 1,000,000 shares;
   956,728 issued and  outstanding at June 30, 1999, and
   1998, net of issuance costs of $3,300 at June 30, 1999,
   and $4,400 at June 30, 1998, plus undeclared accumulated
   dividends of $57,404 at June 30, 1999, and $0 at June 30,
   1998                                                   1,010,832     952,328

Stockholders' deficit:
Undesignated capital shares; authorized 2,000,000 shares at
   June 30, 1999,and 1998; none outstanding                     -           -
Common stock, no par value; authorized 12,000,000 shares;
   9,456,932 issued and outstanding at
   June 30, 1999 and 1998                                 3,485,412   3,485,412
Additional paid-in capital                                    7,090       1,170
Accumulated deficit                                      (5,108,500) (5,031,182)
                                                          ---------   ---------
Total stockholders' deficit                              (1,615,998) (1,544,600)
                                                          ---------  ----------
Total liabilities and stockholders' deficit                 $82,247    $212,881
                                                            =======     =======

  See accompanying notes to financial statements.

                               UNITRONIX CORPORATION
                               ---------------------
                              STATEMENTS OF OPERATIONS
                              ------------------------
                      Years Ended June 30, 1999, 1998 and 1997

                                                   1999       1998        1997
                                                   ----       ----        ----
Revenue:
Computer systems and software licenses          $318,550   $491,300    $272,173
Services                                         537,920    584,799     667,484
                                               ---------    -------   ---------
                 Total revenue                   856,470  1,076,099     939,657
                                               ---------   --------   ---------

Costs and expenses:
   Cost of computer systems and
      software licenses                           12,216      9,797      41,548
   Cost of services                              212,797    247,840     304,502
   Product development                               -      310,331     918,603
   Selling and marketing                         151,655    185,925     194,414
   General and administrative                    463,511    336,877     217,771
                                               ---------  ---------   ---------
                  Total expenses                 840,179  1,090,770   1,676,838
                                               ---------  ---------   ---------

Income (loss) from operations                     16,291    (14,671)   (737,181)
Interest income (expense), net                   (50,756)   (96,976)    (63,412)
Other income (expense), net                       14,551   (140,000)     (2,354)
                                                --------   --------    --------
Loss before income taxes                         (19,914)  (251,647)   (802,947)
                                                --------   --------    --------
Provision for income taxes                            -          -           -

Net loss                                        $(19,914) $(251,647)  $(802,947)
                                                ========   ========    ========

Basic and diluted net loss per share              ($0.00)    ($0.03)     ($0.08)

Weighted average number of common
   shares outstanding                          9,456,932  9,456,932    9,456,932




  See accompanying notes to financial statements.

                               UNITRONIX CORPORATION
                               ---------------------
                   STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   ----------------------------------------------
                      Years Ended June 30, 1999, 1998 and 1997

                       Common  Stock       Additional              Total
                    Shares                  Paid-In    Accumulated Stockholders'
                    Issued        Amount    Capital      Deficit   Deficit
                   ----------------------  ----------  ----------- -------------

Balance,
June 30, 1996      9,456,932   $3,485,412             $(3,976,588) $(491,176)

Net loss                                                 (802,947)  (802,947)
                   ---------   ----------               ---------   ---------
Balance,
June 30, 1997      9,456,932    3,485,412              (4,779,535) (1,294,123)

Issuance of
 stock options to
 consultant                                   $1,170           -       1,170

Net loss                                                 (251,647)  (251,647)
                   ---------   ----------      -----    ---------   --------
Balance,
June 30, 1998      9,456,932    3,485,412      1,170   (5,031,182) (1,544,600)

Net loss                                                  (19,914)    (19,914)

Unpaid accumulated
 preferred dividends                                      (57,404)    (57,404)

Expense of
 issuance of
 stock options to
 consultant                                    7,020            -       7,020

Amortization of
 preferred stock
 issuance costs                               (1,100)                  (1,100)
                   ---------    ----------    -------   ---------    ---------
Balance,
June 30, 1999     $9,456,932   $3,485,412     $7,090  $(5,108,500) $(1,615,998)
                  ==========   ==========     ======   =========== ============


     See accompanying notes to financial statements.

                               UNITRONIX CORPORATION
                               ---------------------
                              STATEMENTS OF CASH FLOWS
                              ------------------------
                      Years Ended June 30, 1999, 1998 and 1997

                                             1999           1998          1997
                                             ----           ----          ----
Cash flows from operating activities:
Net loss                                  $(19,914)     $(251,647)    $(802,947)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation and amortization             27,241         45,668        73,462
  Provision for bad debts                    4,876          1,638         4,740
  Non cash income recognized on exchange
   of preferred stock for accounts payable     -          (10,000)          -
  Non cash expense on issuance of stock
   options to consultant                     7,020          1,170            -
Decreases (increases) in operating assets:
  Accounts receivable                       23,407          2,733        (3,404)
  Prepaid expenses and other current assets 13,666          1,671        29,589
  Other assets                                 306           (935)        2,584
Increases (decreases) in operating liabilities:
  Accounts payable                         (37,525)       (34,561)      185,279
  Accounts payable-related party               -           (2,550)       (8,745)
  Accrued expenses                         (16,080)       (35,025)        1,146
  Accrued interest                          (6,750)        79,836        62,338
  Deferred revenue                         (10,967)         9,409       (26,337)
                                           -------        -------       -------
Net cash used by operating activities      (14,720)      (192,593)     (482,295)
                                           -------        -------       -------
Cash flows for investing activities:
  Purchase of equipment                        -             (420)      (36,263)
                                           -------        -------       -------
Net cash used by investing activities          -             (420)      (36,263)
Cash flows from financing activities:
Proceeds from borrowings                       -          535,500       545,000
Repayments of borrowings                   (46,418)      (296,649)       (5,796)
Issuance costs of preferred
   stock financing                             -           (4,400)          -
                                           -------        -------       -------
Net cash provided (used) by financing act. (46,418)       234,451       539,204
                                           -------        -------       -------
Net increase (decrease) in cash            (61,138)        41,438        20,646
Cash at beginning of year                   75,466         34,028        13,382
                                           -------        -------       -------
Cash at end of year                        $14,328        $75,466       $34,028
                                          ========       ========      ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest                                 $53,942        $17,140        $1,078
  Taxes                                      2,631          1,831         1,706
Noncash financing activities:
 Preferred stock issued for notes payable      -         $675,924            -
 Pref. stock issued for accrued interest       -          161,279            -
 Pref. stock issued for accounts payable       -          119,525            -
 Notes payable issued for accounts payable     -           87,421            -

  See accompanying notes to financial statements.
                                    Page 5

                               UNITRONIX CORPORATION
                               ---------------------
                           NOTES TO FINANCIAL STATEMENTS
                           -----------------------------

1. Summary of Significant Accounting Policies:
   ------------------------------------------
   Basis of Presentation and Business
   ----------------------------------
   Unitronix Corporation (the "Company") operates in two business segments and licenses PRAXA software which operates on Digital Equipment Corporation ("DEC"), a division of Compaq Computer Corporation, VAX and Alpha computer equipment.

   The Company's current business is the sale and maintenance of PRAXA software.

   The Company has continued to incur losses from operations and has a working capital deficit as of June 30, 1999 of approximately $(615,000), notes payable to its principal shareholder of $300,000 and other notes payable of approximately $200,000. As a result, management anticipates that new prod-ucts as well as additional financing will be required in the foreseeable future to sustain the Company's operations and to repay the notes. Manage-ment's plans in continuing their operations and to repay the notes include acquiring new software products to sell, raising additional funds from new and existing investors and generating revenues from the sale of existing products and services. The Company is searching for software products in order to continue the existing business of software sales. There can be no assurance that the Company will obtain new products to sell, the financing or the product revenues needed to continue its operations and to repay the notes. The financial statements do not include any adjustments that might result from these uncertainties.

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





                                    Page 6


                               UNITRONIX CORPORATION
                               ---------------------
                           NOTES TO FINANCIAL STATEMENTS
                           -----------------------------
1. continued
   Economic Dependence
   -------------------
   The Company's PRAXA software runs exclusively on VAX and Alpha computers manufactured by DEC. Therefore, the Company's PRAXA System business is dependent upon the continued competitiveness and market acceptance of DEC computer products.

   In the fiscal year ended June 30, 1999, one customer accounted for approx-imately 15% of total revenue. In the year ended June 30, 1998, one customer accounted for approximately 20% of total revenue, and in the year ended June 30, 1997, one customer accounted for approximately 14% of total revenue.

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

   Software Costs
   --------------
   The Company capitalizes certain software costs after technological feasibility of the product has been established and ceases capitalization when the product is available for general release to customers. Costs incurred prior to the establishment of technological feasibility are charged to product development costs. Such costs are amortized on a straight-line basis over the estimated useful life of three years or the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. The Company did not capitalize any software costs for the years ended June 30, 1999, 1998 and 1997. Amortization of these costs amounted to $0, $0, and $28,328, for fiscal years ended June 30, 1999, 1998, and 1997, respectively, and is included in the cost of computer systems and software licenses.

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



                                    Page 7


                               UNITRONIX CORPORATION
                               ---------------------
                           NOTES TO FINANCIAL STATEMENTS
                           -----------------------------
1. continued

Loss per Common Share
   ---------------------
   Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share, which requires disclosure of basic earnings per common share and diluted earnings per common share for all periods presented. The computation of basic and diluted earnings per share is presented below.

Basic and diluted net loss per share:
------------------------------------
                                                   For the Years Ended June 30,
                                                   ---------------------------
                                                    1999       1998       1997
                                                    ----       ----       ----
Numerator:
   Net loss                                     $(19,914) $(251,647) $(802,947)
   Preferred dividends                               -          -          -
                                                 --------   -------   ---------
Income available to common shareholders         $(19,914) $(251,647) $(802,947)
                                                =========  =========  =========

Denominator:
   Weighted average number of shares issued
      and outstanding                           9,456,932  9,456,932  9,456,932
   Assumed exercise of options reduced by the
      number of shares which could have been
      purchased with the proceeds of those options    -          -          -
   Assumed conversion of preferred stock              -          -          -
                                                --------   ---------  ---------
Total shares                                    9,456,932  9,456,932  9,456,932
                                               ---------   ---------  ---------

Basic and diluted net loss per share           $    (.00)  $    (.03) $    (.08)
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


                                      8


                              UNITRONIX CORPORATION
                              ---------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
1. continued

Reclassification of Prior Year Balances
---------------------------------------
Certain reclassifications have been made to prior years' financial statements to conform to the current presentation.

Recently Issued Accounting Pronouncements
-----------------------------------------
The Financial Accounting Standards Board has issued Statement No. 130
("SFAS 130"), "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, the Statement requires that an amount representing total comprehensive income be reported. The Statement is effective for fiscal years beginning after December 15, 1997. Reclass-ification of financial statements for earlier periods is required for compar-ative purposes. There were no other items of comprehensive income in the years reported on.

The FASB has also issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This Statement, which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about seg-ments. The Statement, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Statement is effective for periods beginning after December 15, 1997. Restate-ment for earlier years is required for comparative purposes unless impractic-able. Additional information pertaining to segment reporting is provided in
Note 11.

In June, 1998, the FASB issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. The statement establishes account-ing and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS N0. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

                              UNITRONIX CORPORATION
                              ---------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

2. Related Party Transactions:
   --------------------------
   During fiscal 1997, the Company's principal shareholder loaned the Company $63,000 under a $400,000 line of credit agreement which bears interest at the time the funds are loaned at the greater of either 10% or the bank's prime interest rate plus 2%. The line of credit has been fully drawn down and was not renewed by the principal shareholder on September 1, 1996. In addition, the Company's principal shareholder loaned the Company $335,500 during 1998 in the form of demand notes. These notes bear interest at the rate of 10% per annum. Interest expense related to the aforementioned debt amounted to $30,000 and $23,750 in 1999 and 1998, respectively. Although no assurances can be given, management believes that this shareholder does not intend to demand repayment of the outstanding debt and interest in the foreseeable future.

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

3. Property and Equipment:
   ----------------------
   The major classes of property and equipment are as follows:
                                                                  June 30,
                                                              ---------------
                                                           1999       1998
                                                           ----       ----
   Computer equipment                                     $387,129   $495,187
   Office furniture and fixtures                            48,820     73,777
                                                           -------    -------
                                                           435,949    568,964
    Less:  accumulated depreciation                       (429,296)  (535,070)
                                                           -------    -------
                                                          $  6,653  $  33,894
                                                           =======    =======

   Depreciation expense for the years ended June 30, 1999, 1998 and 1997 was $27,242, $45,668, and $45,134 respectively.

                              UNITRONIX CORPORATION
                              ---------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

4. Income Taxes:
   ------------
   The components of the deferred tax assets and liabilities as of June 30, 1999 and 1998 were as follows:
                                                           1999       1998
                                                           ----       ----
   Deferred tax assets:
      Net operating loss carryforwards                 $ 2,570,501 $2,566,879
      Tax credits                                          197,252    197,252
      Other                                                  7,189      7,189
                                                         ---------  ---------
         Subtotal                                        2,774,942  2,771,320

   Deferred tax liabilities:
      Capitalized software costs                               -          -
      Net fixed assets                                         -        2,396
                                                         ---------  ---------
         Subtotal                                              -        2,396
                                                         ---------  ---------

   Valuation allowance                                  (2,774,942)(2,768,924)
                                                         =========  =========
   Net deferred tax assets                                     -          -

The Company has established a valuation allowance for its net deferred tax assets due to the uncertainty surrounding their realization.

As of June 30, 1999, the Company has net operating loss carry forwards for federal income tax purposes of approximately $6,391,000 which expire from the years 2006 through 2019. The Company also has research and development credits for federal income tax purposes in the amount of $153,243 available to offset future income taxes. These credits expire from the years 2007 through 2012.
Due to the Company's issuance of stock, the Company's use of its existing net operating loss carryforwards may be restricted under Section 382 of the Internal Revenue Code.

A reconciliation of the provision for income taxes at the federal statutory income tax rate of 15% for the year ended June 30, 1999, and 34% for the years ended June 30, 1998 and 1997, with the provision reflected in the financial statements is as follows:

                                                    1999       1998        1997
                                                    ----       ----        ----
Tax expense (benefit) at federal statutory
   income tax rate                             $  (2,987)  $(85,162)  $(273,002)
State income taxes, net of federal benefit        (1,235)   (15,705)    (50,345)
Nondeductible business expenses                      700        678         647
Other                                                 -        (582)     95,949
Credits                                               -     (19,110)    (39,200)
Change in valuation allowance                      3,522    119,881     265,951
                                                 -------    -------     -------
Total tax provision                                  -          -           -
                                                 =======    =======     =======

                              UNITRONIX CORPORATION
                              ---------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


5. Profit Sharing Plan:
   -------------------
   The Company has a qualified profit-sharing plan covering substantially all full-time Company employees. The plan was amended effective July 1, 1986 to incorporate a "savings" feature under Section 401(k) of the Internal Revenue Code (IRC), which allows participants to make contributions by salary reduction subject to annual compensation limits as defined by the IRC. Certain distributions may be rolled over to a retirement account. The Company may make matching contributions at a percentage rate determined at its discretion. Employees vest immediately in their contributions and vest in the Company contributions over a seven-year period of service. Contributions under the profit-sharing feature of the plan are discretionary and determined annually by management. No contributions have been made to this plan for the years ended June 30, 1999, 1998 and 1997.

6. Notes Payable:
   -------------
   On August 1, 1993, the Company incurred a $37,937 note payable bearing interest at 8% due to the Illinois Department of Revenue for settlement of revenue taxes owed to the State of Illinois. The note was payable in monthly installments of $527 and expired on July 1, 1999. The note payable balance as of June 30, 1999 and 1998 is $527 and $6,813, respectively.

   On July 14, 1997, the Carolina First Bank loaned the Company $200,000 in the form of a demand note that was secured by all of the assets of the Company and the guarantee of the Company's principal shareholder. The note bears an annual interest rate of 9% and was due on June 30, 1998. The note was renewed on June 30, 1998, in the amount of $199,000, bearing interest at the prime rate, and was renewed again on July 28, 1999, for $199,000 and bearing interest at the prime rate. The renewed note is due on July 28, 2000.

   On January 1, 1998, the Company entered into an agreement with Peabody Office Associates to settle all outstanding unpaid rent due Peabody Office Associates in exchange for a $18,706 note payable bearing interest at 8% per annum. The note was payable in monthly installments of $1,560, and expired on January 1, 1999. The note payable balance was $0 and $9,132 at June 30, 1999, and June 30, 1998, respectively.

   On January 15, 1998, the Company entered into an agreement with The Registry, Inc. to settle all outstanding accounts payable due to The Registry in exchange for a $60,000 note payable bearing interest at 8% per annum. The note was payable in monthly installments of $5,000 plus interest, and expired on December 15, 1998. The note payable balance was $0 and $30,000 at June 30, 1999, and June 30, 1998, respectively.

7. Commitments and Contingencies:
   -----------------------------
   On May 1, 1998 the Company entered into a lease agreement for its Westmont, New Jersey office for a period of three years. Rent is payable in monthly installments of $1,702 during the first year of the lease, $1,753 during the

                              UNITRONIX CORPORATION
                              ---------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


   second year of the lease, and $1,805 during the third and final year of the lease. The Company occupies the Peabody, Massachusetts location without a lease, paying monthly rent of $1,735.

   At June 30, 1999, the Company's future minimum payments under noncancelable leases were as follows:
      Fiscal year 2000                            $ 21,140
      Fiscal year 2001                            $ 18,050

   Total rental expense was $41,346, $50,160, and $79,989 for the years ended June 30, 1999, 1998 and 1997, respectively.

8. Legal Proceedings:
   -----------------
   The Company filed suit against Computer Management Sciences, Inc. (CMSI) in the United States District Court for the District of Massachusetts on October 25, 1996. The suit seeks damages resulting from the breach of three contracts by CMSI to develop part of a client-server ERP software product, which contracts having been entered into in 1995 and 1996. The Company is seeking an amount in excess of $150,503, which is the amount that the Company paid to CMSI during the course of the contracts, plus costs, interest and such other relief that the Court deems just and equitable. On January 17, 1997, CMSI filed a counterclaim in the same Court alleging that the Company is liable to CMSI in an amount exceeding $200,000 on account of the Company's alleged breaches of the same contracts. Management believes that the CMSI counterclaim is without merit and is defending this counterclaim vigorously. There can be no assurance that a negative outcome will not result in an adverse effect on the Company's financial position or results of its operations.

   On June 30, 1998, the Company filed for arbitration against InterObjects, a software development firm, for breach of contract and failure to meet milestones in the development of a new Praxa/OMS system. The Company made a prepayment of $300,000 in September of 1997 related to this contract, all of which was charged to operating expenses in the year ended June 30, 1998. Development of the new system by InterObjects ceased in January, 1998, and the contract was subsequently terminated. In August, 1999, the Company settled with InterObjects for the return of the $300,000 prepayment to the Company, with $50,000 being repaid in August, 1999, and $10,000 plus interest on the unpaid balance to be repaid monthly through September, 2001.

9. Preferred Stock:
   ---------------
   On June 30, 1998, the Company converted $675,924 in notes payable, $119,525 in accounts payable and $161,279 in accrued interest into 956,728 shares of mandatory redeemable, convertible, Series A preferred stock $1.00 per share par value("preferred stock"). The preferred stock has a 6% cumulative dividend feature and has no voting rights. The Company incurred $4,400 in issuance costs associated with the preferred stock offering and has netted

                              UNITRONIX CORPORATION
                              ---------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


   them against the preferred stock carrying amount on the balance sheet. These costs are being accreted from the date of issue until the date of the mandatory redemption.

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

   In October 1995, the FASB issued SFAS NO. 123, "Accounting for Stock-Based Compensation." SFAS NO. 123 is effective for periods beginning after December 15, 1995. SFAS NO. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS NO. 123 in 1996 and has

                              UNITRONIX CORPORATION
                              ---------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


   applied APB Opinion 25 and related interpretations in accounting for its plans. Had compensation costs for the Company's stock-based compensation plan been determined and recognized based on the fair value at the grant dates as calculated in accordance with SFAS NO. 123, the Company's net loss for the years ended June 30, 1998 and 1997 would have been as follows:

                                      1999          1998          1997
                                      ----          ----          ----
                                    Net Loss      Net Loss      Net Loss
                                    --------      --------      --------
      Reported                     $(19,914)   $(251,647)     $(802,947)
      Pro forma                    $(20,034)    (253,207)      (803,266)

   During fiscal 1998, the Company granted 210,000 options of which 90,000 were granted to an outside consultant. The cost associated with these 90,000 options amounted to $8,190,of which $7,020 and $1,170 were charged to expense in 1999 and 1998, respectively, in accordance with SFAS NO. 123.

   The fair value of each stock option was estimated on the date of grant using the Black-Scholes option- pricing model. The following weighted-average assumptions were used in the valuation of the options:

                              June 30, 1999     June 30, 1998     June 30, 1997

    Expected life                   2 years           2 years           6 years
    Expected volatility                150%              150%              200%
    Dividend yield                       0%                0%                0%
    Risk-free interest rate           5.60%             5.58%             6.49%

The weighted average grant date fair value per share of the options granted during 1999 and 1998 was $.091.

A summary of the status of the Company's stock option plan as of June 30, 1999, 1998, and 1997, and changes during each of the years then ended, is presented below:

                              UNITRONIX CORPORATION
                              ---------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                              Number of          Price per
                                               Shares               Share
                                              ---------          ---------

Options outstanding at June 30, 1996            413,000              . 125
Options granted                                                      . 125
Options exercised                                                    . 125
Options canceled                               (155,000)             . 125
                                                -------
Options outstanding at June 30, 1997            258,000              . 125
Options granted                                 210,000              . 125
Options exercised                                                    . 125
Options canceled                                 (3,000)             . 125
                                                -------
Options outstanding at June 30, 1998            465,000              . 125
Options granted                                       0                -
Options exercised                                     0                -
Options canceled                                      0                -
                                                --------
Options outstanding at June 30, 1999            465,000              . 125
                                                ========

There were 465,000 options exercisable as of June 30, 1999.

The following table summarizes information about stock options outstanding at June 30, 1999

              Options Outstanding                        Options Exercisable
   ------------------------------------------------   -----------------------
                         Weighted-
                          Average       Weighted-                Weighted-
                         Remaining       Average                  Average
Exercise     Number     Contractual     Exercise       Number    Exercise
  Price   Outstanding      Life           Price      Exercisable   Price
--------  -----------   -----------     --------     ----------- ----------
$.125       465,000     6.81 years       $.125         465,000     $.125

There are 535,000 options available for grant as of June 30, 1999.

The effects of applying SFAS NO. 123 in this disclosure are not indicative of future amounts. SFAS NO. 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

                              UNITRONIX CORPORATION
                              ---------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

11.Operating Segments
   ------------------
The Company organizes its business units into two reportable segments: computer systems and software licenses, and computer services. The segments' accounting policies are the same as those described in the summary of significant account-ing policies except that interest expense is not allocated to the individual operating segments when determining segment profit or loss. The Company evaluates performance based on profit or loss from operations before interest and income taxes not including nonrecurring gains and losses.

   Reconciliation of Segment Information
   -------------------------------------

                                    1999          1998          1997
                                    ----          ----          ----
   Computer systems and
   software licenses:

     Revenue                      $318,550      $491,300      $272,173
     Costs and expenses            409,407       617,209     1,172,779
                                  --------      --------     ---------
     Income (loss) for segment     (90,857)     (125,909)     (900,606)

   Services:

     Revenue                       537,920       584,799       667,484
     Costs and expenses            430,772       473,561       504,059
                                  --------      --------     ---------
     Income (loss) for segment     107,148       111,238       163,425
                                   -------       -------       -------
     Total income (loss) for
        segments                   $16,291      $(14,671)    $(737,181)
                                   =======      ========     =========

                               UNITRONIX CORPORATION
                               ---------------------
                    SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                    ---------------------------------------------

Col. A                          Col. B        Col. E     Col. D         Col. E
------                          ------        ------     ------         ------
                              Balance at    Charged to
                               Beginning     Costs and                Balance at
    Description              of Period      Expenses   Deductions* End of Period
    -----------              -----------    ---------- ----------  -------------
Year ended June 30, 1999:
   Allowance for doubtful
        accounts                 $3,526       $4,876          $0        $8,402

Year ended June 30, 1998:
   Allowance for doubtful
        accounts                  4,996        1,638       3,108         3,526

Year ended June 30, 1997:
   Allowance for doubtful
       accounts                  10,401        4,740      10,145         4,996




*Write-off of bad debts