Form 10-Q
period 1999-09-30
UNITRONIX CORP
filed 1999-11-12
CIK 835270

Form 10-Q
                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1999
                              -------------------------.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,456,932 shares of common stock, no par value, as of November 12, 1999











                                      1


                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Balance Sheets-
          September 30, 1999 and June 30, 1999                    3


Statements of Income -
       Three Months Ended September 30, 1999 and 1998             4

Statement of Changes in Stockholders' Deficit-
        Three Months Ended September 30, 1999                     5

Statements of Cash Flows -
        Three Months Ended September 30, 1999 and 1998            6

Notes to Financial Statements                                     7


Item 2:

Management's Discussion and Analysis of Results of               11
Operations and Financial Condition for the Three Months
Ended September 30, 1999




Part II.        Other Information                                13





















                                       2

                              UNITRONIX CORPORATION
                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                  BALANCE SHEETS
                                                        September 30,
                                                            1999       June 30,
                                                         (Unaudited)   1999 (1)
                                       ASSETS            -----------   --------
CURRENT ASSETS:
      Cash                                                 $34,441      $14,328
      Accounts receivable, net of allowance for doubtful
      accounts of $3,627 and $8,402 at September 30 and
      June 30, 1999, respectively                           79,713       50,658
      Notes receivable                                     125,000            0
      Prepaid expenses and other current assets             16,676        7,713
                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                 255,830       72,699
                                                         ---------    ---------
Notes receivable, long term portion                        114,583            0
Property and equipment, at cost less accumulated
depreciation of $430,931 and $429,296 at September 30 and
June 30, 1999, respectively                                  5,018        6,653
Other assets                                                 2,892        2,895
                                                        ----------      -------
TOTAL ASSETS                                              $378,323     $ 82,247
                                                         =========     ========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable - related party                       $302,000     $300,000
      Notes payable                                        199,000      199,527
      Accounts payable                                      18,100       12,842
      Accrued expenses                                      71,536       77,808
      Accrued interest-related party                        15,000        7,500
      Deferred revenue                                     116,192       89,736
                                                          --------      -------
      TOTAL CURRENT LIABILITIES                            721,828      687,413
COMMITMENTS AND CONTINGENCIES
Series A preferred stock, $1 par value, 6% cumulative
   convertible nonvoting; authorized 1,000,000 shares;
   956,728 issued and outstanding at September 30 and
   June 30, 1999, net of unamortized issuance costs of
   $3,025 at September 30, 1999 and $3,300 at June 30,
   1999, plus undeclared accumulated dividends of $71,755
   at September 30, 1999 and $57,404 at June 30, 1999    1,025,458    1,010,832
STOCKHOLDERS' DEFICIT:
Undesignated capital shares; authorized 2,000,000 shares at
   September 30, and June 30, 1999; none outstanding         ---          ---
Common stock, no par value; authorized 12,000,000 shares;
   9,456,932 shares issued and outstanding at
   September 30 and June 30, 1999                        3,485,412    3,485,412
Additional paid-in capital                                   6,815        7,090
Accumulated deficit                                     (4,861,190)  (5,108,500)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' DEFICIT                             (1,368,963)  (1,615,998)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $378,323      $82,247
                                                         =========     ========
(1) Derived from audited financial statements.
    See accompanying notes to financial statements.
                                       3

                              UNITRONIX CORPORATION

                               STATEMENTS OF INCOME
                                    (Unaudited)


                                            Three Months Ended
                                                September 30,
                                              1999       1998
                                             ------     ------
REVENUE:
     Computer systems and
       software licenses                     $6,470   $166,750
     Services                               145,868    151,312
                                            -------    -------
TOTAL REVENUE                               152,338    318,062
                                            -------    -------
COSTS AND EXPENSES:
     Cost of computer systems
       and software licenses                      0     11,599
     Cost of services                        51,185     52,676
     Selling and marketing                   29,646     45,578
     General and administrative              75,649    122,209
                                            -------    -------
TOTAL COSTS AND EXPENSES                    156,480    232,062
                                            -------    -------
INCOME (LOSS) FROM OPERATIONS                (4,142)    86,000
INTEREST INCOME (EXPENSE), NET              (10,136)   (12,060)
OTHER INCOME (EXPENSE), NET                 275,939     15,003
                                            -------    -------
INCOME BEFORE INCOME TAXES                  261,661     88,943
                                            -------    -------
PROVISION FOR INCOME TAXES                        0          0
                                            -------    -------
NET INCOME                                 $261,661    $88,943
                                            =======    =======
Basic net income per share                    $0.03      $0.01
                                            =======    =======
Shares used in computing basic net
   income per share                       9,456,932  9,456,932
                                            =======    =======
Diluted net income per share                  $0.02      $0.01
                                            =======    =======
Shares used in computing diluted net
   income per share                      10,813,660 10,662,891
                                            =======    =======









See notes to financial statements.

                               UNITRONIX CORPORATION

                   STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                   For the Three Months Ended September 30, 1999

                         Common Stock
                        --------------   Additional
                      Shares               Paid-in    Accumulated  Stockholders'
                      Issued      Amount   Capital      Deficit       Deficit
                      ------      ------   -------      -------       -------

Balance,
June 30, 1999       9,456,932  $3,485,412   $7,090    $(5,108,500) $(1,615,998)

Net profit                                                261,661      261,661

Unpaid accumulated
preferred dividends                                       (14,351)     (14,351)

Amortization of
preferred stock
issuance costs                                (275)                       (275)
                    ---------   ---------   ------     ----------   -----------
Balance,
September 30, 1999  9,456,932  $3,485,412   $6,815    $(4,861,190) $(1,368,963)
                    =========   =========   ======     ===========  ===========










See notes to financial statements.

                               UNITRONIX CORPORATION
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                       1999            1998
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                          $261,661          $88,943

Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
      Depreciation and amortization                    1,635            6,810
      Provision for bad debts                         (4,775)               0
      Non cash expense on issuance of stock options
      to consultant                                        0            3,510
Decreases (increases) in operating assets:
      Accounts receivable                            (24,280)         (13,420)
      Notes receivable                              (239,583)               0
      Prepaid expenses and other current assets       (8,963)          (4,134)
      Other assets                                         3              120

Increases (decreases) in operating liabilities:
      Accounts payable                                 5,258          (24,721)
      Accrued expenses                                (6,272)         (18,438)
      Accrued interest                                 7,500          (13,510)
      Deferred revenue                                26,456           17,840
                                                     -------          -------
Net cash provided  by operating activities            18,640           43,000
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                         2,000                0
      Repayments of borrowings                          (527)         (21,071)
                                                     -------          -------
Net cash provided (used) by financing activities       1,473          (21,071)
                                                     -------          -------
Net increase in cash                                  20,113           21,929
Cash at beginning of period                           14,328           75,466
                                                     -------          -------
Cash at end of period                                $34,441          $97,395
                                                     =======          =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                         $5,139          $25,570
     Taxes                                              $410           $2,631



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

Footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 Annual Report on Form 10-K.

2.  Net Income (Loss) per Common Share:
   ------------------------------------
Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") Earnings per Share, which requires disclosure of basic earnings per common share and diluted earnings per common share for all periods presented. Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income (loss) per share excludes any dilutive effect of stock options and convertible preferred stock. Diluted net income per share includes the dilutive effect of the assumed exercise of stock options using the treasury stock method, and the assumed conversion of the outstanding convertible preferred stock. The following table shows the computation of basic and diluted net income per share:

                                                 Three Months Ended
                                                    September 30,
                                                 ------------------
                                                  1999        1998
                                                  ----        ----
Numerator:
  Net income                                  $261,661     $88,943
  Preferred dividend                                 0           0
                                              --------     -------
Income available to common shareholders       $261,661     $88,943
                                              ========     =======

                             UNITRONIX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

Denominator:
  Weighted average number of shares issued
   and outstanding                           9,456,932   9,456,932
  Assumed exercise of options reduced by
   the number of shares which would have
   been purchased with the proceeds of
   those options                                92,404     249,231
  Assumed conversion of preferred stock        956,728     956,728
                                             ---------   ---------
Total shares                                10,506,064  10,662,891
                                             =========  ==========
Basic net income per share                       $0.03       $0.01
                                             =========   =========
Diluted net income per share                     $0.02       $0.01
                                             =========   =========

The number of stock options outstanding was 465,000 as of September 30, 1999,and 360,000 as of September 30, 1998. The number of potential shares convertible into common stock from the exercise of convertible preferred stock was 956,728 as of September 30, 1999 and 1998.

3.  Legal Proceedings
    -----------------
The Company filed suit against Computer Management Sciences, Inc. (CMSI) in the United States District Court for the District of Massachusetts on October 25, 1996. The suit seeks damages resulting from the breach of three contracts by CMSI to develop portions of a client-server ERP software system, such contracts having been entered into in 1995 and 1996. The Company is seeking an amount in excess of $150,503, which is the amount that the Company paid to CMSI during the course of the contracts, plus costs, interest and such other relief that the Court deems just and equitable. On January 17, 1997, CMSI filed a counterclaim in the same Court alleging that the Company is liable to CMSI in an amount exceeding $200,000 on account of the Company's alleged breaches of the same contracts. Management believes that the CMSI counterclaim is without merit and is defending this counterclaim vigorously. There can be no assurance that a negative outcome will not result in an adverse effect on the Company's financial position or results of its operations.

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

The Company and InterObjects reached an agreement to settle their dispute during the period ended September 30, 1999, without resorting to arbitration. Inter-Objects agreed to repay the $300,000 that the Company had advanced to them for the terminated software project. An initial payment of $50,000 was made by

                             UNITRONIX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

InterObjects in August, 1999. A note for the remaining $250,000 that will be paid by the founder of InterObjects in equal monthly installments over a 24 month period, along with interest on the unpaid balance, was accepted by the Company. The first three monthly payments had been received by the Company as of November 5, 1999.

The $300,000 settlement was credited to non-operating income during the period, and the $250,000 note was recorded as a note receivable. Legal fees of $24,061 that were incurred in conjunction with the settlement were charged to non-operating expense during the same period.

4.  Notes Payable
    -------------
On August 1, 1993, the Company incurred a $37,937 note payable bearing interest at 8% due to the Illinois Department of Revenue for settlement of revenue taxes owed to the State of Illinois. The note was payable in monthly installments of $527 and the final payment was made on July 1, 1999. The note payable balance as of September 30, 1999 and 1998 was $0 and $5,269, respectively.

On July 14, 1997, the Carolina First Bank loaned the Company $200,000 in the form of a demand note that was secured by all of the assets of the Company and the guarantee of the Company's principal shareholder. This note was renewed for $199,000 on June 30, 1998, for a one year period and again on July 28, 1999, bearing interest at the prime rate. The renewed note is due July 28, 2000.

5.  Related Party Transactions
    --------------------------
During the period ended September 30, 1999, the Company's principal shareholder loaned the Company $2,000 to be used for paying expenses. This amount is in addition to a $300,000 loan that was made to the Company by the same share-holder in 1998. Both notes bear interest at the rate of 10% per annum.

6.  Operating Segments
    ------------------
The Company organizes its business units into two reportable segments: computer systems and software licenses, and computer services. The segments' accounting policies are the same as those described in the summary of significant account-ing policies except that interest expense and non-operating income and expenses are not allocated to the individual operating segments when determining segment profit or loss. The Company evaluates performance based on profit or loss from operations before interest and income taxes not including nonrecurring gains and losses.

A summary of the segment information for the three months ended September 30, 1999 and 1998 is presented below.

                             UNITRONIX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

                                                 Three Months Ended
                                                    September 30,
                                                 ------------------
                                                  1999        1998
                                                  ----        ----
Computer systems and software licenses:

     Revenue                                    $6,470    $166,750
     Costs and expenses                         60,709     141,608
                                              --------     -------
     Income (loss) for segment                 (54,239)     25,142
                                              --------     -------
Services:

     Revenue                                   145,868     151,312
     Costs and expenses                         95,771      90,454
                                              --------     -------
     Income for segment                         50,097      60,858
                                              --------     -------
Total income (loss) for segments               $(4,142)    $86,000
                                              ========     =======

                             UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS
---------------------
The Company continued to sell PRAXA software, software support services and consulting services to existing customers during the past three months. In addition, the Company is marketing the latest version of the PRAXA software to PRAXA users that are not covered by support agreements because of the ability of the latest version to handle dates in the twenty-first century (year 2000 compliant or Y2K compliant), although no further orders were received during the period ended September 30, 1999, and the Company does not expect to receive additional orders in future periods. Also, there can be no assurances that additional sales of the PRAXA software to new customers will occur.

First Quarter Ended September 30, 1999, Compared to the First Quarter Ended
---------------------------------------------------------------------------
September 30, 1998
------------------

Total revenue for the period ended September 30, 1999, decreased by 52% from the period ended September 30, 1998. The 96% decrease in revenue from the sale of computer systems and software licenses was due to selling only two add-on modules to existing PRAXA customers during the 1999 period. A decrease in revenue from software maintenance and support of approximately $15,000 was partially offset by an increase in revenue from consulting and training serv-ices of $9,450, resulting in a decrease in total services revenue of 4%. Management anticipates that revenue from services will continue to decline as PRAXA customers continue to migrate to other software packages, unless the Company can locate or develop products that are competitive with the current software offerings from other vendors. To this end, the Company is continuing its attempts to structure a partnership with a software company that has the expertise and resources to enhance the PRAXA system with a graphic user inter-face and relational database capabilities. There can be no assurances that such a partnership will be achieved.

The cost of computer systems and software licenses was nil in the period ended September 30, 1999, since no software was purchased for resale. Selling expenses declined by 35% from the 1998 period to the 1999 period due to lower sales commissions, a direct result of the low level of sales of software licenses. General and administrative expenses decreased by approximately $47,000, or 38%, from the 1998 period to the 1999 period due to lower antici-pated fees for audit and tax preparation services, lower computer equipment maintenance expenses, and reduced equipment depreciation charges. The 33% reduction in total costs and expenses was more than offset by the 52% reduct-ion in revenues from the 1998 period to the 1999 period, resulting in a loss from operations of $4,142 in the 1999 period as compared with income from operations of $86,000 in the 1998 period.

Other Significant Events
------------------------

During the period ended September 30, 1999, the Company, along with Goldsat Mining, Inc., organized a South Carolina limited liability company that is 60% owned by Unitronix and 40% owned by Goldsat Mining. Goldsat Mining is a Canadian corporation, listed on the Alberta Stock Exchange, that was founded in 1996 and is dedicated to mineral exploration. The new company, Geotronix, LLC, will develop and market predictive software for the mining industry. The software will be designed to assist in identifying locations with high potential for containing commercially exploitable mineral deposits. Negotiations are currently being conducted with an independent software developer to develop the software product for Geotronix. There can be no assurance that the software will be developed or that it can be marketed if it is developed.

Unitronix Corporation is committed to fund the development of the software, the cost of which is currently estimated at approximately $500,000, as its initial contribution to Geotronix. The Company can terminate its funding commitment and its ownership position in Geotronix after the first phase of the software development project with a total estimated expenditure of approximately $125,000, if it appears that a commercially successful product cannot be developed.

Liquidity and Capital Resources
-------------------------------

As of September 30, 1999, the working capital deficit was $(465,998) as compared to a deficit of $(614,714) at September 30, 1998. The improvement in the Company's working capital position is primarily due to the cash received and the note receivable from the favorable settlement reached with InterObjects.

Management projects that capital from sources other than operations will be required to fund the Company's ownership share of Geotronix. The Company anticipates raising this capital through the private placement of stock in the Company. This plan will require that new shares be authorized by the current shareholders, as there is not sufficient stock available to execute the plan. The shares held by existing shareholders will be diluted to the extent that new stock is issued. There can be no assurance that the Company will be able to raise these additional funds and failure to do so may have a material adverse impact on the Company's business and operations.

Management projects that sufficient funds will not be generated from the sale of existing products and services to allow the Company to operate through the period ended December 31, 1999. As a result, management anticipates that additional financing will be required during the next period to sustain the Company's operations. There can be no assurance that funds sufficient to operate through December 31, 1999, will be available on acceptable terms or at all, in which case the Company may be forced to cease operations.

Year 2000 Readiness
-------------------

As of September 30, 1999, the year 2000 compliant version of the Company's PRAXA software had been shipped to all of the customers that are covered by support agreements. Management is not aware of any customers that have received the year 2000 compliant software that are not using it. Also, management is not aware of any unresolved problems with the software.

All of the DEC computers and personal computers that the Company uses for customer support, software development and administrative functions have been tested for year 2000 compliance. After upgrading the operating system on one DEC computer, all machines are now Y2K compliant, with the exception of one DEC MicroVax, the use of which will be discontinued before December 31, 1999.

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

The Company and InterObjects reached an agreement to settle their dispute during the period ended September 30, 1999, without resorting to arbitration. Inter-Objects agreed to repay the $300,000 that the Company had advanced to them for the terminated software project. An initial payment of $50,000 was made by InterObjects in August, 1999. A note for the remaining $250,000 that will be paid by the founder of InterObjects in equal monthly installments over a 24 month period, along with interest on the unpaid balance, was accepted by the Company. The first three installment payments had been received by the Company as of November 5, 1999.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits

    Exhibit 27. Financial Data Schedule

B. Reports on Form 8-K

    The Company did not file any reports on Form 8-K during this quarter.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Unitronix Corporation
Date: November 12, 1999
                                       By: /s/William C. Wimer
                                           ---------------
                                           William C. Wimer
                                           Vice President, Operations and
                                           Chief Financial Officer