Form 10-Q
period 1999-12-30
UNITRONIX CORP
filed 2000-02-10
CIK 835270

Form 10-Q
                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 1999
                              -------------------------.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,456,932 shares of common stock, no par value, as of February 10, 2000











                                      1


                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets-
          December 31, 1999 and June 30, 1999                     3


Consolidated Statements of Income -
       Three Months Ended December 31, 1999 and 1998              4
       and Six Months Ended December 31, 1999 and 1998

Statement of Changes in Stockholders' Deficit-
        Six Months Ended December 31, 1999                        5

Consolidated Statements of Cash Flows -
        Six Months Ended December 31, 1999 and 1998               6

Notes to Consolidated Financial Statements                        7


Item 2:

Management's Discussion and Analysis of Results of               11
Operations and Financial Condition for the Three Months
Ended December 31, 1999 and the Six Months Ended
December 31, 1999




Part II.        Other Information                                16



















                                       2

                              UNITRONIX CORPORATION
                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                           CONSOLIDATED BALANCE SHEETS
                                                         December 31,
                                                            1999       June 30,
                                                         (Unaudited)   1999 (1)
                                       ASSETS            -----------   --------
CURRENT ASSETS:
      Cash                                                 $21,727      $14,328
      Accounts receivable, net of allowance for doubtful
      accounts of $3,627 at December 31 and June 30, 1999,
      respectively                                          37,676       50,658
      Notes receivable                                     125,000            0
      Prepaid expenses and other current assets             18,728        7,713
                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                 203,131       72,699
                                                         ---------    ---------
Notes receivable, long term portion                         83,333            0
Property and equipment, at cost less accumulated
depreciation of $432,566 and $429,296 at December 31 and
June 30, 1999, respectively                                  3,383        6,653
Other assets                                                 2,892        2,895
                                                        ----------      -------
TOTAL ASSETS                                              $292,739     $ 82,247
                                                         =========     ========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable - related party                       $515,202     $300,000
      Notes payable                                              0      199,527
      Accounts payable                                      19,276       12,842
      Accrued expenses                                      63,363       77,808
      Accrued interest-related party                         4,465        7,500
      Deferred revenue                                     103,567       89,736
                                                          --------      -------
      TOTAL CURRENT LIABILITIES                            705,873      687,413
COMMITMENTS AND CONTINGENCIES
Series A preferred stock, $1 par value, 6% cumulative
   convertible nonvoting; authorized 1,000,000 shares;
   956,728 issued and outstanding at December 31 and
   June 30, 1999, net of unamortized issuance costs of
   $2,750 at December 31, 1999 and $3,300 at June 30,
   1999, plus undeclared accumulated dividends of $86,106
   at December 31, 1999 and $57,404 at June 30, 1999     1,040,084    1,010,832
STOCKHOLDERS' DEFICIT:
Undesignated capital shares; authorized 2,000,000 shares at
   December 31, and June 30, 1999; none outstanding          ---          ---
Common stock, no par value; authorized 12,000,000 shares;
   9,456,932 shares issued and outstanding at
   December 31 and June 30, 1999                         3,485,412    3,485,412
Additional paid-in capital                                   6,540        7,090
Accumulated deficit                                     (4,945,170)  (5,108,500)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' DEFICIT                             (1,453,218)  (1,615,998)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $292,739      $82,247
                                                         =========     ========
(1) Derived from audited financial statements.
    See notes to consolidated financial statements.
                                       3

                              UNITRONIX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                       Three Months Ended    Six Months Ended
                                           December 31,        December 31,
                                         1999       1998      1999       1998
                                       -------    -------    -------   -------
REVENUE:
     Software licenses                  $8,251    $79,750    $14,721  $246,500
     Services                          119,311    120,463    265,179   271,775
                                       -------    -------    -------   -------
TOTAL REVENUE                          127,562    200,213    279,900   518,275
                                       -------    -------    -------   -------
COSTS AND EXPENSES:
     Cost of software licenses           1,090         69      1,090    11,668
     Cost of services                   54,402     51,446    105,587   104,122
     Product development costs          10,500          0     10,500         0
     Selling and marketing              25,866     41,426     55,512    87,004
     General and administrative         98,016    131,480    173,665   253,689
                                       -------    -------    -------   -------
TOTAL COSTS AND EXPENSES               189,874    224,421    346,354   456,483
                                       -------    -------    -------   -------
INCOME (LOSS) FROM OPERATIONS          (62,312)   (24,208)   (66,454)   61,792
INTEREST INCOME (EXPENSE), NET          (7,317)   (13,904)   (17,453)  (25,964)
OTHER INCOME (EXPENSE), NET                  0          0    275,939    15,003
                                       -------    -------    -------   -------
INCOME (LOSS) BEFORE INCOME TAXES      (69,629)   (38,112)   192,032    50,831
                                       -------    -------    -------   -------
PROVISION FOR INCOME TAXES                   0          0          0         0
                                       -------    -------    -------   -------
NET INCOME (LOSS)                     $(69,629)  $(38,112)  $192,032   $50,831
                                       =======    =======    =======   =======
Basic net income (loss)per share        $(0.01)    $(0.01)     $0.02     $0.00
                                       =======    =======    =======   =======
Shares used in computing basic net
   income (loss) per share           9,456,932  9,456,932  9,456,932 9,456,932
                                     =========  =========  ========= =========
Diluted net income (loss) per share     $(0.01)    $(0.01)     $0.02     $0.00
                                     =========  =========  ========= =========
Shares used in computing diluted net
   income (loss) per share           9,456,932 9,456,932 10,679,465 10,413,660
                                     ========= ========= ========== ==========










See notes to consolidated financial statements.

                               UNITRONIX CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                    For the Six Months Ended December 31, 1999

                         Common Stock
                        --------------   Additional                    Total
                      Shares               Paid-in    Accumulated  Stockholders'
                      Issued      Amount   Capital      Deficit       Deficit
                      ------      ------   -------      -------       -------

Balance,
June 30, 1999       9,456,932  $3,485,412   $7,090    $(5,108,500) $(1,615,998)

Net profit                                                192,032      192,032

Year to date unpaid
accumulated
preferred dividends                                       (28,702)     (28,702)

Amortization of
preferred stock
issuance costs                                (550)                       (550)
                    ---------   ---------   ------     ----------   -----------
Balance,
December 31, 1999   9,456,932  $3,485,412   $6,540    $(4,945,170) $(1,453,218)
                    =========   =========   ======     ===========  ===========










See notes to consolidated financial statements.

                               UNITRONIX CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                  Six Months Ended December 31,
                                                --------------------------------
                                                       1999            1998
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                          $192,032          $50,831

Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
      Depreciation and amortization                    3,270           13,620
      Provision for bad debts                         (4,775)               0
      Non cash expense on issuance of stock options
      to consultant                                        0            7,020
Decreases (increases) in operating assets:
      Accounts receivable                             17,757           37,168
      Notes receivable                              (208,333)               0
      Prepaid expenses and other current assets      (11,015)           2,954
      Other assets                                         3              212

Increases (decreases) in operating liabilities:
      Accounts payable                                 6,434          (36,541)
      Accrued expenses                               (14,445)         (22,898)
      Accrued interest                                (3,035)          (4,370)
      Deferred revenue                                13,831           16,593
                                                     -------          -------
Net cash provided (used) by operating activities      (8,276)          64,589
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                       268,202                0
      Repayments of borrowings                      (252,527)         (43,257)
                                                     -------          -------
Net cash provided (used) by financing activities      15,675          (43,257)
                                                     -------          -------
Net increase in cash                                   7,399           21,332
Cash at beginning of period                           14,328           75,466
                                                     -------          -------
Cash at end of period                                $21,727          $96,798
                                                     =======          =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                        $30,428          $30,334
     Taxes                                              $410           $2,631



See notes to consolidated financial statements.

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

The consolidated financial statements include the accounts of Unitronix Corp-oration and its majority-owned subsidiary, Interactive Mining Technologies, LLC. All significant inter-company accounts and transactions have been eliminated.

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

                                         Three Months Ended    Six Months Ended
                                             December 31,        December 31,
                                         ------------------    ----------------
                                             1999      1998       1999     1998
                                             ----      ----       ----     ----
Numerator:
  Net income (loss)                      $(69,629) $(38,112)  $192,032  $50,831
  Preferred dividends                     (14,351)  (14,351)   (28,702) (28,702)
  Amortization of preferred stock
     issuance cost                           (275)     (275)      (550)    (550)
                                          --------  -------    -------  -------
Income available to common shareholders  $(84,255) $(52,738)  $162,780   21,579
                                          ========  =======    =======  =======

                             UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

Denominator:
  Weighted average number of
    shares issued and
    outstanding                       9,456,932  9,456,932  9,456,932  9,456,932
  Assumed exercise of options
    reduced by the number of
    shares which would have been
    purchased with the proceeds of
    those options                         ---        ---      265,805          0
  Assumed conversion of
    preferred stock                       ---        ---      956,728    956,728
                                     ---------- ---------- ---------- ----------
Total shares                          9,456,932  9,456,932 10,679,465 10,413,660
                                     ========== ========== ========== ==========
Basic net income per share               $(0.01)    $(0.01)     $0.02      $0.00
                                     ========== ========== ========== ==========
Diluted net income per share             $(0.01)    $(0.01)     $0.02      $0.00
                                     ========== ========== ========== ==========

The number of stock options outstanding was 465,000 as of December 31, 1999,and December 31, 1998. The number of potential shares convertible into common stock from the exercise of convertible preferred stock was 956,728 as of December 31, 1999 and 1998. Neither of these situations qualify as common stock equivalents for the three month periods ended December 31, 1999 and 1998, as they would have an antidilutive effect on earnings per share.

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

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

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

The $300,000 settlement was credited to non-operating income during the period ended December 31, 1999, and the $250,000 note was recorded as a note receiv-able. Legal fees of $24,061 that were incurred in conjunction with the settle-ment were charged to non-operating expenses during the same period.

4.  Notes Payable
    -------------
On August 1, 1993, the Company incurred a $37,937 note payable bearing interest at 8% due to the Illinois Department of Revenue for settlement of revenue taxes owed to the State of Illinois. The note was payable in monthly installments of $527 and the final payment was made on July 1, 1999. The note payable balance as of December 31, 1999 and 1998 was $0 and $3,688, respect-ively.

On July 14, 1997, the Carolina First Bank loaned the Company $200,000 in the form of a demand note that was secured by all of the assets of the Company and the guarantee of the Company's principal shareholder. This note was renewed for $199,000 on June 30, 1998, for a one year period and again on July 28, 1999, for a one year period, bearing interest at the prime rate.

On October 29, 1999, in response to a request for repayment by the bank, the Company's principal shareholder paid the principal of $199,000 and interest due of $4,202.49 to the Carolina First Bank. In turn, the Company executed a note with the Company's principal shareholder in the amount of $203,202.49. This note is due upon demand and bears interest at the rate of 10%.

5.  Related Party Transactions
    --------------------------
At the time that the $200,000 loan from the Carolina First Bank was granted in 1997, the Board of Directors of the Company approved the issue of 200,000 shares of the Company's common stock to the principal shareholder as compensation for the risk that the principal shareholder assumed when he personally guaranteed the loan. These shares were never issued to the principal shareholder.

In recognition of the fact that the shares that had been granted will not be issued, and as compensation for the additional risk that the principal share-holder has taken in granting the loan of $203,202.49 to the Company, the Company's Board of Directors has resolved to issue to the principal shareholder warrants for the purchase of the Company's common shares at a price of $0.125 per share in the following amounts: (1) 400,000 shares for guaranteeing the original loan from the Carolina First Bank, (2) 100,000 shares for each of the two one-year renewals of the loan, and (3) 100,000 shares at the end of each

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

fiscal year, beginning with the fiscal year ending June 30, 2000, for each year the note to the principal shareholder remains unpaid.

During the six month period ended December 31, 1999, in addition to the loan discussed above, the Company's principal shareholder loaned the Company $65,000 to be used to fund operations. During the same six month period, $53,000 of this amount was repaid, leaving an outstanding balance of $12,000. This amount is in addition to a $300,000 loan that was made to the Company by the same shareholder in 1998. These notes bear interest at the rate of 10% per annum.

6.  Operating Segments
    ------------------
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in the Company's financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

The Company organizes its business units into two reportable segments: software licenses, and services. The segments' accounting policies are the same as those described in the summary of significant accounting policies except that interest expense and non-operating income and expenses are not allocated to the individual operating segments when determining segment profit or loss. The Company evaluates performance based on profit or loss from operations before interest and income taxes not including nonrecurring gains and losses.

A summary of the segment information for the three month and six month periods ended December 31, 1999 and 1998, is presented below.

                                         Three Months Ended    Six Months Ended
                                             December 31,        December 31,
                                         ------------------    ----------------
                                          1999        1998     1999       1998
                                          ----        ----     ----       ----
Software Licenses:
     Revenue                            $8,251     $79,750   $14,721   $246,500
     Costs and expenses                108,381     135,962   169,090    277,570
                                      --------     -------   -------    -------
     (Loss) for segment               (100,130)    (56,212) (154,369)   (31,070)
                                      --------     -------   -------    -------
Services:
     Revenue                           119,311     120,463    265,179   271,775
     Costs and expenses                 81,493      88,459    177,264   178,913
                                      --------     -------    -------   -------
     Income for segment                 37,818      32,004     87,915    92,862
                                      --------     -------    -------   -------
Total income (loss) for segments      $(62,312)   $(24,208)  $(66,454)  $61,792
                                      ========     =======    =======   =======

                             UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

FORWARD LOOKING STATEMENTS
--------------------------
In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and the Quarterly Reports on Form 10-Q filed by the Company in fiscal 2000.

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS
---------------------
The Company continued to sell PRAXA software, software support services and consulting services to existing customers during the past six months. In addition, the Company was marketing the latest version of the PRAXA software to PRAXA users that are not covered by support agreements because of the ability of the latest version to handle dates in the twenty-first century (year 2000 compliant or Y2K compliant), although no orders were received during the six month period ended December 31, 1999 and management does not anticipate receiving further orders for this product from existing PRAXA users. Also, there can be no assurances that additional sales of the current PRAXA software to new customers will occur in the future.

Discussions are continuing with another software development firm to have that firm create a graphical user interface for the Company's PRAXA software and to modify the software to operate with one or more relational database systems. Several PRAXA users have expressed interest in these features. An assessment of the likelihood of selling these features to the PRAXA user base is being made. There can be no assurance that these enhancements to the PRAXA software will be developed or that they can be sold if they are developed.

Second Quarter Ended December 31, 1999, Compared to the Second Quarter Ended
----------------------------------------------------------------------------
December 31, 1998
-----------------

Total revenue for the quarter ended December 31, 1999, decreased by 36% from the period ended December 31, 1998. The 90% decrease in revenue from the sale of software licenses was due to selling only one PRAXA license upgrade to an existing PRAXA customer during the 1999 period. A decrease in revenue from software maintenance and support of approximately $10,500 was partially offset by an increase in revenue from consulting and training services of $9,350, resulting in a decrease in total services revenue of 1%. Management anticipates that revenue from software and services will continue to decline as PRAXA customers will continue to migrate to other software packages if the Company cannot locate or develop products that are competitive with the current software offerings from other vendors. To this end, the Company is continuing its attempts to structure a partnership with a software company that has the expertise and resources to enhance the PRAXA system with a graphic user interface and relational database capabilities. There can be no assurances that such a partnership will be achieved or that an acceptable product can be developed by the partnership.

                                               Three Months Ended
                                                  December 31,
                                            ------------------------
                                             1999    Change    1998
                                           -------  -------- -------
Software licenses                           $8,251   (90)%   $79,750
Percentage of revenue                        6.5%             39.8%
Services                                  $119,311    (1)%  $120,463
Percentage of revenue                       93.5%             60.2%
                                           -------           -------
   Total revenue                          $127,562   (36)%  $200,213
                                           =======           =======

The $1,090 cost of software licenses for the period ended December 31, 1999, was for software that was purchased for resale. Selling expenses declined by 38% from the 1998 period to the 1999 period due to lower sales commissions, a direct result of the low level of sales of software licenses. The cost of services increased by 6% from the 1998 period to the comparable period in 1999 due to the increased sales of training and consulting services.

Product development expenses of $10,500 were incurred in the period ended December 31, 1999. This amount was expended as an initial payment to a software development firm that is developing predictive software for identifying target areas for mineral exploration. This software will be marketed by Interactive Mining Technologies, LLC, a newly-formed limited liability company that is 60% owned by Unitronix, as is discussed in detail under the section of this item headed "Majority Owned Subsidiary".

General and administrative expenses decreased by approximately $33,000, or 25%, from the 1998 period to the 1999 period due to lower anticipated fees for audit and tax preparation services, lower computer equipment maintenance expenses, and reduced equipment depreciation charges. The 15% reduction in total costs and expenses was more than offset by the 36% reduction in revenues from the 1998 period to the 1999 period, resulting in a loss from operations of $62,312 in the 1999 period as compared with a loss from operations of $24,208 in the 1998 period.

                                               Three Months Ended
                                                  December 31,
                                            ------------------------
                                             1999    Change     1998
                                           -------  --------  -------
Cost of software licenses                 $  1,090   1480%  $     69
Percentage of revenue                          .9%               ---
Cost of services                          $ 54,402      6%  $ 51,446
Percentage of revenue                        42.6%             25.7%
Product development costs                 $ 10,500     ---  $      0
Percentage of revenue                         8.2%               ---
Selling expenses                          $ 25,866   (38)%  $ 41,426
Percentage of revenue                        20.3%             20.7%
General and administrative expenses       $ 98,016   (25)%  $131,480
Percentage of revenue                        76.8%             65.7%
                                           -------           -------
   Total costs and expenses               $189,874   (15)%  $224,421
                                           =======           =======

Six Months Ended December 31, 1999, Compared to the Six Months Ended
--------------------------------------------------------------------
December 31, 1998
-----------------

Total revenue for the six months ended December 31, 1999, decreased by 46% from the corresponding period in 1998. Revenue from the sale of software licenses decreased by 94% because only one PRAXA license upgrade was sold during the 1999 period as compared with the sale of four license upgrades in the 1998 period. Total revenue from the sale of services decreased by approximately $6,600, or 2%, from the six months ended December 31, 1998 to the corresponding 1999 period. This decrease was due to a decrease in revenue from software support of approximately $25,400 that was partially offset by an increase in revenues from professional services of $18,800.

                                                Six Months Ended
                                                  December 31,
                                            ------------------------
                                             1999    Change    1998
                                           -------  -------- -------
Software licenses                          $14,721   (94)%  $246,500
Percentage of revenue                        5.3%             47.6%
Services                                  $265,179    (2)%  $271,775
Percentage of revenue                       94.7%             52.4%
                                           -------           -------
   Total revenue                          $279,900   (46)%  $518,275
                                           =======           =======

During the six month period ended December 31, 1999, two license transfers for Xentis software were purchased for resale to users of the PRAXA system.
During the comparable period in 1998, three license upgrades for Xentis were purchased by the Company for resale to PRAXA users. The cost of services increased by 1% from the 1998 period to the like period in 1999 due to increased sales of training and consulting services.

Product development expenses of $10,500 were incurred during the six months ended December 31, 1999, for payment to a software development firm that is developing a software product for Interactive Mining Technologies LLC. This subject is discussed in detail under the section of this item headed "Majority Owned Subsidiary".

Selling expenses decreased by 36% from the six months ended December 31, 1998, to the comparable period in 1999 because of lower sales commission expense, a direct result of the lower level of sales achieved during the 1999 period. General and administrative expenses decreased by 32% from the 1998 period to the 1999 period because of lower anticipated fees for audit and tax preparation services, reduced equipment maintenance expenses and lower equipment deprec-iation expenses. The 32% reduction in total costs and expenses from the six months ended December 31, 1998, to the comparable period in 1999 was offset by the 46% reduction in total revenue for the same period, resulting in a loss from operations of $66,454 for the 1999 period as compared with income from operations of $61,792 in the 1998 period.

During the six month period ended December 31, 1999, the Company settled a dispute with InterObjects, a software development firm that had been contracted to develop an Enterprise Resource Planning system for the Company. The terms of the settlement call for InterObjects to return to the Company $300,000 that was paid to InterObjects by the Company in 1997 as partial payment for the new software. The Company was paid $50,000 of the settlement amount in August, 1999, and received a note for the remaining $250,000, which will be paid over a 24 month period. The $300,000 settlement was recorded as other income and the legal fees that were incurred by the Company in reaching the settlement was recorded as other expense. The addition of the net amount of the other income and expenses resulted in income before taxes for the six months ended December 31, 1999, of $192,032.


                                                Six Months Ended
                                                  December 31,
                                            ------------------------
                                             1999    Change     1998
                                           -------  --------  -------
Cost of software licenses                 $  1,090    (91)% $ 11,668
Percentage of revenue                          .4%              2.2%
Cost of services                          $105,587      1%  $104,122
Percentage of revenue                        37.7%             20.1%
Product development costs                 $ 10,500     ---  $      0
Percentage of revenue                         3.8%               ---
Selling expenses                          $ 55,512   (36)%  $ 87,004
Percentage of revenue                        19.8%             16.8%
General and administrative expenses       $173,665   (32)%  $253,689
Percentage of revenue                        62.0%             48.9%
                                           -------           -------
   Total costs and expenses               $346,354   (32)%  $456,483
                                           =======           =======

Majority Owned Subsidiary
-------------------------

During the period ended December 31, 1999, the Company, along with Goldsat Mining, Inc., an Alberta, Canada corporation, organized a South Carolina limited liability company that is 60% owned by Unitronix and 40% owned by Goldsat Mining. Goldsat Mining, which is listed on the Canadian Venture Exchange, was founded in 1996 and is dedicated to mineral exploration. The new company, initially named Geotronix, LLC, and later renamed Interactive Mining Technol-ogies, LLC ("IMT"), will initially develop and market predictive software for the mining industry. The software will be designed to assist in identifying locations with high potential for containing commercially exploitable mineral deposits.

A Montreal area software development firm that has experience in developing geological software for the mining industry was selected by the Company to develop a model that will be the basis for the software product to be developed in the next phase of the project. The envisioned product will utilize existing geographic information system (GIS) components and remote sensing techniques to identify volcanogenic-hosted massive sulfide deposits in the Pre-Cambrian Shield. The project may be terminated by the Company upon completion of the model if it appears that a commercially successful product cannot be developed.

The Company is committed to fund the development of the model, the cost of which is currently estimated at approximately $200,000, as a portion of its capital contribution to IMT. Under certain conditions, the Company can discon-tinue its involvement in the project upon completion of the model. If the Company elects to continue with the project, an additional capital contribution of approximately $325,000 will be made by the Company to IMT for development of the software and other operating expenses. As its initial capital contri-bution to IMT, Goldsat Mining, Inc. will place in trust a 67% interest in two properties located in Northwestern Quebec that may contain commercially viable mineral deposits. The 67% interest in the properties can be assumed by IMT at any time the management of IMT chooses to do so. At its own expense, Goldsat is providing certain expert technical services to IMT. The costs of these services represent additional capital contributions to IMT by Goldsat.

There can be no assurance that the envisioned software can be developed or that it can be marketed if it is developed. Also, there can be no assurance that the properties to be assigned to IMT by Goldsat Mining contain commercially exploitable mineral deposits.

Liquidity and Capital Resources
-------------------------------

As of December 31, 1999, the working capital deficit was $(502,742) as compared to a deficit of $(614,714) at June 30, 1999. The improvement in the Company's working capital position is due to the cash received and the note receivable from the settlement reached with InterObjects.

Management projects that capital from sources other than operations will be required to fund the Company's ownership share of Interactive Mining Tech-nologies. The Company anticipates raising this capital through the private placement of stock in the Company. This plan will require that new shares be authorized by the current shareholders, as there is not sufficient stock available to execute the plan. The shares held by existing shareholders will be diluted to the extent that new stock is issued. There can be no assurance that the Company will be able to raise these additional funds and failure to do so may have a material adverse impact on the Company's business and operations.

Management projects that sufficient funds will not be generated from the sale of existing products and services to allow the Company to operate through the period ended March 31, 2000. As a result, management anticipates that additional financing will be required during the next period to sustain the Company's operations. There can be no assurance that funds sufficient to operate through March 31, 2000, will be available on acceptable terms or at all, in which case the Company may be forced to cease operations.

Year 2000 Readiness
-------------------

The Company was informed on January 14, 2000, of one minor problem with the year 2000 compliant version of the PRAXA software. This problem incorrectly reported certain dates on a few reports and inquiries, but did not create corrupted data files. A solution to the problem was developed within 48 hours and the programs that were revised were shipped to all users by January 21.
The Company has not experienced any Y2K related problems with the software and hardware that is used for administration and software development and support activities.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company filed suit against Computer Management Sciences, Inc. (CMSI) in the United States District Court for the District of Massachusetts on October 25, 1996. The suit seeks damages resulting from the breach of three contracts by CMSI to develop portions of the client-server ERP software, such contracts having been entered into in 1995 and 1996. The Company is seeking an amount in excess of $150,503, which is the amount that the Company paid to CMSI during the course of the contracts, plus costs, interest and such other relief as the Court deems just and equitable. On January
17, 1997, CMSI filed a counterclaim in the same Court alleging that the Company is liable to CMSI in an amount exceeding $200,000 on account of the Company's alleged breaches of the same contracts. Management believes that the CMSI counterclaim is without merit and is defending this counterclaim vigorously. There can be no assurance that a negative outcome will not result in an adverse effect on the Company's financial position or results of its operations.

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

The Company and InterObjects reached an agreement to settle their dispute during the period ended September 30, 1999, without resorting to arbitration. Inter-Objects agreed to repay the $300,000 that the Company had advanced to them for the terminated software project. An initial payment of $50,000 was made by

InterObjects in August, 1999. A note for the remaining $250,000 that will be paid by the founder of InterObjects in equal monthly installments over a 24 month period, along with interest on the unpaid balance, was accepted by the Company. All payments that were scheduled to be received through January 1, 2000, have been received by the Company.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits

    Exhibit 27. Financial Data Schedule

B. Reports on Form 8-K

    The Company did not file any reports on Form 8-K during this quarter.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       Unitronix Corporation
Date: February 10, 2000
                                       By: /s/William C. Wimer
                                           ---------------
                                           William C. Wimer
                                           Vice President, Operations and
                                           Chief Financial Officer