Form 10-Q
period 2000-03-31
UNITRONIX CORP
filed 2000-05-12
CIK 835270

Form 10-Q
                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2000
                              -------------------------.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,643,718 shares of common stock, no par value, as of May 11, 2000











                                      1


                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets-
             March 31, 2000 and June 30, 1999                     3


Consolidated Statements of Income -
       Three Months Ended March 31, 2000 and 1999                 4
       and Nine Months Ended March 31, 2000 and 1999

Statement of Changes in Stockholders' Deficit-
        Nine Months Ended March 31, 2000                          5

Consolidated Statements of Cash Flows -
        Nine Months Ended March 31, 2000 and 1999                 6

Notes to Consolidated Financial Statements                        7


Item 2:

Management's Discussion and Analysis of Results of               11
Operations and Financial Condition for the Three Months
Ended March 31, 2000 and the Nine Months Ended
March 31, 2000




Part II.        Other Information                                15



















                                       2

                              UNITRONIX CORPORATION
                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                           CONSOLIDATED BALANCE SHEETS
                                                       March 31, 2000  June 30,
                                                         (Unaudited)   1999 (1)
                                       ASSETS            -----------   --------
CURRENT ASSETS:
      Cash                                                 $11,513      $14,328
      Accounts receivable, net of allowance for doubtful
      accounts of $7,843 and $8,402 at March 31, 2000, and
      June 30, 1999, respectively                           57,624       50,658
      Notes receivable                                     125,000         ---
      Prepaid expenses and other current assets             12,945        7,713
                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                 207,082       72,699
Notes receivable, long term portion                         52,083         ---
Property and equipment, at cost less accumulated
depreciation of $434,896 and $429,296 at March 31, 2000
and June 30, 1999, respectively                             17,879        6,653
Goodwill, less accumulated amortization of $483 and $0 at
March 31, 2000, and June 30, 1999, respectively             57,480         ---
Other assets                                                 4,316        2,895
                                                        ----------      -------
TOTAL ASSETS                                              $338,840     $ 82,247
                                                         =========     ========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable - related party                       $595,214     $300,000
      Notes payable                                           ---       199,527
      Accounts payable                                      87,920       12,842
      Accrued expenses                                      71,228       77,808
      Accrued interest-related party                        21,216        7,500
      Deferred revenue                                      95,561       89,736
                                                          --------      -------
      TOTAL CURRENT LIABILITIES                            871,139      687,413
COMMITMENTS AND CONTINGENCIES
Series A preferred stock, $1 par value, 6% cumulative
   convertible nonvoting; authorized 1,000,000 shares;
   956,728 issued and outstanding at March 31, 2000 and
   June 30, 1999, net of unamortized issuance costs of
   $2,475 at March 31, 2000, and $3,300 at June 30,
   1999, plus undeclared accumulated dividends of $100,457
   at March 31, 2000 and $57,404 at June 30, 1999        1,054,710    1,010,832
STOCKHOLDERS' DEFICIT:
Undesignated capital shares; authorized 2,000,000 shares at
   March 31, 2000, and June 30, 1999; none outstanding       ---          ---
Common stock, no par value; authorized 12,000,000 shares;
   9,476,932 and 9,456,932 shares issued and outstanding
   at March 31, 2000, and June 30, 1999, respectively    3,487,912    3,485,412
Additional paid-in capital                                  37,223        7,090
Accumulated deficit                                     (5,112,144)  (5,108,500)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' DEFICIT                             (1,587,009)  (1,615,998)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $338,840      $82,247
                                                         =========     ========
(1) Derived from audited financial statements.
    See notes to consolidated financial statements.
                                       3

                              UNITRONIX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                       Three Months Ended    Nine Months Ended
                                             March 31,           March 31,
                                         2000       1999      2000       1999
                                       -------    -------    -------   -------
REVENUE:
     Software licenses                  $ ---     $50,000    $14,721  $296,500
     Software related services         108,974    129,235    374,153   401,010
     Mineral exploration products       16,105       ---      16,105      ---
        and services
                                       -------    -------    -------   -------
TOTAL REVENUE                          125,079    179,235    404,979   697,510
                                       -------    -------    -------   -------
COSTS AND EXPENSES:
     Cost of software licenses            ---        ---       1,090    11,668
     Cost of software related services  45,558     51,817    151,145   155,939
     Cost of map production             24,023       ---      24,023      ---
     Software development costs         20,394       ---      30,894      ---
     Selling expenses                   29,579     36,161     85,091   123,165
     General and administrative        152,585    131,440    326,250   385,129
        expenses
                                       -------    -------    -------   -------
TOTAL COSTS AND EXPENSES               272,139    219,418    618,493   675,901
                                       -------    -------    -------   -------
INCOME (LOSS) FROM OPERATIONS         (147,060)   (40,183)  (213,514)   21,609
INTEREST INCOME (EXPENSE), NET         (11,672)   (13,402)   (29,125)  (39,366)
OTHER INCOME (EXPENSE), NET              6,109       ---     282,048    15,003
                                       -------    -------    -------   -------
INCOME (LOSS) BEFORE INCOME TAXES     (152,623)   (53,585)    39,409    (2,754)
                                       -------    -------    -------   -------
PROVISION FOR INCOME TAXES                ---        ---        ---       ---
                                       -------    -------    -------   -------
NET INCOME (LOSS)                    $(152,623)  $(53,585)   $39,409   $(2,754)
                                       =======    =======    =======   =======
Basic net income (loss)per share        $(0.02)    $(0.01)     $0.00     $0.00
                                       =======    =======    =======   =======
Shares used in computing basic net
   income (loss) per share           9,458,690  9,456,932  9,457,514 9,456,932
                                     =========  =========  ========= =========
Diluted net income (loss) per share     $(0.02)    $(0.01)     $0.00     $0.00
                                     =========  =========  ========= =========
Shares used in computing diluted net
   income (loss) per share           9,458,690  9,456,932  9,457,514 9,456,932
                                     ========= ========= ========== ==========





See notes to consolidated financial statements.

                               UNITRONIX CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                     For the Nine Months Ended March 31, 2000

                         Common Stock
                        --------------   Additional                    Total
                      Shares               Paid-in    Accumulated  Stockholders'
                      Issued      Amount   Capital      Deficit       Deficit
                      ------      ------   -------      -------       -------

Balance,
June 30, 1999       9,456,932  $3,485,412   $7,090    $(5,108,500) $(1,615,998)

Sale of shares to      20,000       2,500                                2,500
option holder

Capital contributions
to subsidiary from
minority shareholders                       30,958                      30,958

Net profit                                                 39,409       39,409

Year to date unpaid
accumulated
preferred dividends                                       (43,053)     (43,053)

Amortization of
preferred stock
issuance costs                                (825)                       (825)
                    ---------   ---------   ------     ----------   -----------
Balance,
March 31, 2000      9,476,932  $3,487,912  $37,223    $(5,112,144) $(1,587,009)
                    =========   =========   ======     ===========  ===========



See notes to consolidated financial statements.

                               UNITRONIX CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                    Nine Months Ended March 31,
                                                --------------------------------
                                                       2000            1999
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                    $39,409          $(2,754)

Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
      Depreciation and amortization                    6,083           20,429
      Provision for bad debts                         (7,480)            ---
      Non cash expense on issuance of stock options
      to consultant                                     ---             7,020
Decreases (increases) in operating assets:
      Accounts receivable                             (6,407)          13,109
      Notes receivable                              (177,083)            ---
      Prepaid expenses and other current assets       (5,232)          (1,639)
      Other assets                                    (1,421)             271

Increases (decreases) in operating liabilities:
      Accounts payable                                75,078          (23,146)
      Accrued expenses                                (6,580)           6,424
      Accrued interest                                13,716              125
      Deferred revenue                                 5,825           16,087
                                                     -------          -------
Net cash provided (used) by operating activities     (64,092)          35,926
                                                     -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                           (4,184)            ---
      Purchase of other assets                       (32,726)            ---
                                                     -------          -------
Net cash (used) by investing activities              (36,910)            ---
                                                     -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock               2,500             ---
      Proceeds from borrowings                       348,214             ---
      Repayments of borrowings                      (252,527)         (44,837)
                                                     -------          -------
Net cash provided (used) by financing activities      98,187          (44,837)
                                                     -------          -------
Net (decrease) in cash                                (2,815)          (8,911)
Cash at beginning of year                             14,328           75,466
                                                     -------          -------
Cash at end of period                                $11,513          $66,555
                                                     =======          =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                        $30,428          $36,672
     Taxes                                              $410           $2,631

See notes to consolidated financial statements.

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Summary of Significant Accounting Policies:
   ------------------------------------------
Basis of Presentation
---------------------
The accompanying financial statements are unaudited. In the opinion of manage-ment, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

                                         Three Months Ended   Nine Months Ended
                                               March 31,          March 31,
                                         ------------------    ----------------
                                             2000      1999       2000     1999
                                             ----      ----       ----     ----
Numerator:
  Net income (loss)                     $(152,623) $(53,585)  $39,409   $(2,754)
  Preferred dividends                     (14,351)  (14,351)  (43,053)  (43,053)
  Amortization of preferred stock
     issuance cost                           (275)     (275)     (825)     (825)
                                          --------  -------   -------   -------
Income available to common shareholders $(167,249) $(68,211)  $(4,469) $(46,632)
                                          ========  =======   =======   =======

                             UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

Denominator:
  Weighted average number of
    shares issued and
    outstanding                       9,458,690  9,456,932  9,457,514  9,456,932
  Assumed exercise of options and
    warrants reduced by the number of
    shares which would have been
    purchased with the proceeds of
    those options and warrants            ---        ---        ---        ---
  Assumed conversion of
    preferred stock                       ---        ---        ---        ---
                                     ---------- ---------- ---------- ----------
Total shares                          9,458,690  9,456,932  9,457,514  9,456,932
                                     ========== ========== ========== ==========
Basic net income per share               $(0.02)    $(0.01)     $0.00      $0.00
                                     ========== ========== ========== ==========
Diluted net income per share             $(0.02)    $(0.01)     $0.00      $0.00
                                     ========== ========== ========== ==========

The number of stock options and warrants outstanding was 1,473,250 as of March 31, 2000,and 465,000 as of March 31, 1999. The number of potential shares convertible into common stock from the exercise of convertible preferred stock was 956,728 as of March 31, 2000 and 1999. Neither of these situations qualify as common stock equivalents for the three month and nine month periods ended March 31, 2000 and 1999, as they would have an antidilutive effect on earnings per share.

3.  Legal Proceedings
    -----------------
The Company filed suit against Computer Management Sciences, Inc. (CMSI) in the United States District Court for the District of Massachusetts on October 25, 1996. The suit was seeking damages resulting from the breach of three contracts by CMSI to develop portions of a client-server ERP software system, such contracts having been entered into in 1995 and 1996. The Company was seeking an amount in excess of $150,503, which is the amount that the Company paid to CMSI during the course of the contracts, plus costs, interest and such other relief that the Court deemed just and equitable. On January 17, 1997, CMSI filed a counterclaim in the same Court alleging that the Company was liable to CMSI in an amount exceeding $200,000 on account of the Company's alleged breaches of the same contracts. During the three month period ended March 31, 2000, the Company and CMSI withdrew their respective suits against each other, with CMSI agreeing to pay the Company $20,000.

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

The Company and InterObjects reached an agreement to settle their dispute during the period ended September 30, 1999, without resorting to arbitration. Inter-

                                     8
                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

Objects agreed to repay the $300,000 that the Company had advanced to them for the terminated software project. An initial payment of $50,000 was made by InterObjects in August, 1999. A note for the remaining $250,000 that will be paid by the founder of InterObjects in equal monthly installments over a 24 month period, along with interest on the unpaid balance, was accepted by the Company.

The $300,000 settlement was credited to non-operating income during the period ended December 31, 1999, and the $250,000 note was recorded as a note receiv-able. Legal fees of $24,061 that were incurred in conjunction with the settle-ment were charged to non-operating expenses during the same period.

4.  Notes Payable
    -------------
On August 1, 1993, the Company incurred a $37,937 note payable bearing interest at 8% due to the Illinois Department of Revenue for settlement of revenue taxes owed to the State of Illinois. The note was payable in monthly installments of $527 and the final payment was made on July 1, 1999. The note payable balance as of March 31, 2000 and 1999 was $0 and $2,108, respect-ively.

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

In recognition of the fact that the shares that had been granted will not be issued, and as compensation for the additional risk that the principal share-holder has taken in granting the loan of $203,202.49 to the Company, the Company's Board of Directors resolved to issue to the principal shareholder warrants for the purchase of the Company's common shares at a price of $0.125 per share in the following amounts: (1) 400,000 shares for guaranteeing the original loan from the Carolina First Bank, (2) 100,000 shares for each of the two one-year renewals of the loan, and (3) 100,000 shares at the end of each fiscal year, beginning with the fiscal year ending June 30, 2000, for each year the note to the principal shareholder remains unpaid.

During the nine month period ended March 31, 2000, in addition to the loans

                                     9
                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

discussed above, the Company's principal shareholder loaned the Company $67,000 to be used to fund operations. During the same nine month period, $53,000 of this amount was repaid, leaving an outstanding balance of $14,000. This amount is in addition to a $300,000 loan that was made to the Company by the same shareholder in 1998. These notes bear interest at the rate of 10% per annum.

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

The Company organizes its business units into three reportable segments: software licenses, software related services, and mineral exploration products and services. The segments' accounting policies are the same as those described in the summary of significant accounting policies except that interest expense and non-operating income and expenses are not allocated to the individual operating segments when determining segment profit or loss. The Company evaluates performance based on profit or loss from operations before interest and income taxes not including nonrecurring gains and losses.

A summary of the segment information for the three month and nine month periods ended March 31, 2000 and 1999, is presented below.

                                         Three Months Ended   Nine Months Ended
                                               March 31,           March 31,
                                         ------------------    ----------------
                                          2000        1999     2000       1999
                                          ----        ----     ----       ----
Software Licenses:
     Revenue                                $0     $50,000   $14,721   $296,500
     Costs and expenses                 53,103      98,265   196,005    315,081
                                      --------     -------   -------    -------
     (Loss) for segment                (53,103)    (48,265) (181,284)   (18,581)
                                      --------     -------   -------    -------
Services:
     Revenue                           108,974     129,235    374,153   401,010
     Costs and expenses                 81,980     121,153    257,710   360,820
                                      --------     -------    -------   -------
     Income for segment                 26,994       8,082    116,443    40,190
                                      --------     -------    -------   -------
Mineral Exploration Products and Services:
     Revenue                            16,105        ---      16,105      ---
     Costs and expenses                137,056        ---     164,778      ---
                                      --------     -------    -------   -------
     Income for segment               (120,951)       ---    (148,673)     ---
                                      --------     -------    -------   -------
Total income (loss) for segments     $(147,060)   $(40,183) $(213,514)  $21,609
                                      ========     =======    =======   =======
                                     10

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

RESULTS OF OPERATIONS
---------------------
The Company continued to sell PRAXA software, software support services and consulting services to existing customers during the past nine months. In addition, the Company was marketing the latest version of the PRAXA software to PRAXA users that are not covered by support agreements because of the ability of the latest version to handle dates in the twenty-first century (year 2000 compliant or Y2K compliant). No orders were received for this software during the nine month period, and efforts to market this software to existing customers were disbanded in January, 2000. In order to better align costs with antic-ipated revenues, the Companys director of sales was terminated as of December 31, 1999, and his services as a sales consultant were retained at a significant cost savings to the Company. Although the Company will continue to attempt to sell the current PRAXA software to new customers, there can be no assurances that additional sales of the software will occur.

Discussions with another software development firm have been underway for a year to have that firm create a graphical user interface for the Company's PRAXA software, modify the software to operate with one or more relational database systems and provide the software with e-commerce capabilities. A recent survey of the PRAXA user base that was conducted to determine the level of interest in these features indicated that, because of the lateness to market and the lack of substantial new capabilities, sales of the product may not recoup the develop-ment costs. There can be no assurance that these enhancements to the PRAXA software will be developed or that they can be sold if they are developed.

The Company's majority owned subsidiary, Interactive Mining Technologies, LLC, continued with the initial phase of a project to develop predictive software that will be marketed to the mineral exploration industry. This phase consists of building and evaluating a model to validate the techniques to be incorporated in the final software product. The model is scheduled to be completed in June, 2000, at which time a decision will be made to proceed with development of the software or to take some other course of action.

During the quarter ended March 31, 2000, Interactive Mining Technologies, LLC, with minor ownership participation by Goldsat Mining, Inc., formed a new Canadian corporation, Enersource Mapping, Inc. The new corporation acquired the assets of an existing Canadian corporation that specialized in producing tenement maps for sale to various parties with interests in the mining industry. The formation of Enersource Mapping, Inc., and the subsequent purchase of the assets of G. E. Jones Enterprises, Limited, were described in a Form 8-K that was filed by the Company on February 24, 2000. The financial results for Interactive Mining Technologies, LLC, and Enersource Mapping, Inc., are reported under the business segment "Mineral Exploration Products and Services" and are consolidated into the operating statements and balance sheets of the Company

Third Quarter Ended March 31, 2000, Compared to the Third Quarter Ended
-----------------------------------------------------------------------
March 31, 1999
--------------

Total revenue for the quarter ended March 31, 2000, decreased by 30% from the period ended March 31, 1999. Revenue from the sale of software licenses was nonexistent in the March, 2000 period. Revenue from software related services decreased by 16% from the 1999 period to the 2000 period, as a result of some
customers not renewing their PRAXA support contracts.   Management anticipates
that revenue from software and services will continue to decline as PRAXA customers will continue to migrate to other software packages if the Company cannot locate or develop products that are competitive with the current software offerings from other vendors. As previously discussed in this document, the Company has been attempting to structure a partnership with a software company that has the expertise and resources to enhance the PRAXA system with a graphic user interface and relational database capabilities. However, the limited interest in such a product that was displayed in a recent survey of the PRAXA user base raised doubts about the advisability of undertaking the project. The Company and its proposed partner are currently evaluating the desirability of undertaking the proposed project.

                                               Three Months Ended
                                                    March 31,
                                            ------------------------
                                             2000    Change    1999
                                           -------  -------- -------
Software licenses                             ---   (100)%   $50,000
Percentage of revenue                          0%             27.9%
Software related services                 $108,974   (16)%  $129,235
Percentage of revenue                       87.1%             72.1%
Mineral exploration products and services  $16,105   100%       ---
Percentage of revenue                       12.9%               ---
                                           -------           -------
   Total revenue                          $125,079   (30)%  $179,235
                                           =======           =======

The cost of software licenses decreased by 46% from the three month period ended March 31, 1999, to the period ended March 31, 2000. $16,000 of the decrease is due to lower selling and marketing expenses, and the remainder
is due to lower administrative expenses.    The cost of software related
services decreased by 32% from the 1999 period to the comparable period in 2000 due to lower demand for training and consulting services.

The cost of mineral exploration products and services were incurred by the

Company's majority owned subsidiary, Interactive Mining Technologies, LLC, and its subsidiary, Enersource Mapping, Inc. All of the time expended by Company employees and expenses incurred in performing duties for the subsid-iaries are reflected in the cost of mineral exploration products and services. The cost for this segment also includes all expenses incurred directly by the subsidiaries, such as salaries, rent, office expenses and the cost of producing the tenement maps.

Total costs and expenses increased by 24% from the period ended March 31, 1999, to the like period in 2000. When coupled with the 30% decrease in revenues from the 1999 period to the 2000 period, the loss from operations increased by $(107,000), or 266%, from 1999 to 2000. Although management proposes to take further steps to decrease expenses, it is anticipated that losses from operations will continue to be incurred until such time as the Company or its subsidiary can bring a successful new product to market.


                                               Three Months Ended
                                                    March 31,
                                            ------------------------
                                             2000    Change     1999
                                           -------  --------  -------
Cost of software licenses                 $ 53,103   (46)%  $ 98,265
Percentage of revenue                        42.5%             54.8%
Cost of software related services         $ 81,980   (32)%  $121,153
Percentage of revenue                        42.6%             25.7%
Cost of mineral exploration products
      and services                        $137,056     ---  $   ---
Percentage of revenue                       109.6%              ---
                                           -------           -------
   Total costs and expenses               $272,139    24 %  $219,418
                                           =======           =======

Nine Months Ended March 31, 2000, Compared to the Nine Months Ended
-------------------------------------------------------------------
March 31, 1999
--------------

Total revenue for the nine months ended March 31, 2000, decreased by 42% from the corresponding period in 1999. Revenue from the sale of software licenses decreased by 95% because only one PRAXA license upgrade was sold during the 2000 period as compared with the sale of four license upgrades in the 1999 period. Total revenue from the sale of services decreased by approximately $27,000, or 7%, from the nine months ended December 31, 1999 to the corresponding 2000 period. This decrease was due to lower revenues from software support agreements, as customers continued to replace their PRAXA software with other systems, and lower consulting and training revenues.

                                                Nine Months Ended
                                                    March 31,
                                            ------------------------
                                             2000    Change    1999
                                           -------  -------- -------
Software licenses                          $14,721   (95)%  $296,500
Percentage of revenue                        3.6%             42.5%
Software related services                 $374,153    (7)%  $401,010
Percentage of revenue                       92.4%             57.5%
Mineral exploration products & services    $16,105    100%      ---
Percentage of revenue                        4.0%              ---
                                           -------           -------
   Total revenue                          $404,979   (42)%  $697,510
                                           =======           =======

During the nine month period ended March 31, 2000, three license transfers for Xentis software were purchased for resale to users of the PRAXA system.
During the comparable period in 1999, three license upgrades for Xentis were purchased by the Company for resale to PRAXA users. The cost of software related services decreased by 3% from the 1999 period to the like period in 2000 due to lower sales of training and consulting services.

The costs related to the mineral exploration products and services segment were incurred by the Company's subsidiaries that operate in this segment. The fact that the revenue for this segment is insignificant is indicative of the start up nature of these operations.

Interactive Mining Technologies continued to fund the development of a model to be used to confirm the validity of the science to be incorporated into the predictive software product. The model is scheduled to be completed in June, 2000, at which time a decision will be made to proceed with the software development or to take other action. In the event that the model does not prove the envisioned approach to the software design to be valid, Interactive Mining Technologies management will reassess the desirability of proceeding with the project.

Enersource Mapping, Inc., a majority owned subsidiary of the Company, which began operating on February 1, 2000, acquired the assets of G.E. Jones Enter-prises, Ltd. Enersource Mapping produces and markets tenement maps of major areas of active mineral production and exploration around the world. An internet web site, to be deployed in May, 2000, is being developed to facilitate the sale of the maps.

During the nine month period ended March 31, 2000, the Company settled a dispute with InterObjects, a software development firm that had been contracted to develop an Enterprise Resource Planning system for the Company. The terms of the settlement call for InterObjects to return to the Company $300,000 that was paid to InterObjects by the Company in 1997 as partial payment for the new software. The Company was paid $50,000 of the settlement amount in August, 1999, and received a note for the remaining $250,000, which will be paid over a 24 month period. The $300,000 settlement was recorded as other income and the legal fees that were incurred by the Company in reaching the settlement was recorded as other expense. The addition of the net amount of the other income and expenses resulted in income before taxes for the nine months ended March 31, 2000, of $39,409.

                                                Nine Months Ended
                                                    March 31,
                                            ------------------------
                                             2000    Change     1999
                                           -------  --------  -------
Cost of software licenses                 $196,005    (38)% $315,081
Percentage of revenue                        48.4%             45.2%
Cost of software related services         $257,710    (29)% $360,820
Percentage of revenue                        63.6%             51.7%
Cost of mineral exploration products
      and services                        $164,778     100%     ---
Percentage of revenue                        40.1%              ---
                                           -------           -------
   Total costs and expenses               $618,493     (8)% $675,901
                                           =======           =======

Liquidity and Capital Resources
-------------------------------

As of March 31, 2000, the working capital deficit was $(664,057) as compared to a deficit of $(614,714) at June 30, 1999.

Management projects that capital from sources other than operations will be required to fund the Company's ownership position in Interactive Mining Tech-nologies and its subsidiary, Enersource Mapping, Inc. The Company anticipates raising this capital through the private placement of stock in the Company and by selling a portion of its ownership position in Interactive Mining Tech-nologies. This plan will require that new shares in the Company be authorized by the current shareholders, as there is not sufficient stock available to execute the plan. The shares held by existing shareholders will be diluted to the extent that new stock is issued. There can be no assurance that the Company will be able to raise additional funds and failure to do so may have a material adverse impact on the Company's business and operations.

Management projects that sufficient funds will not be generated from the sale of existing products and services to allow the Company to operate through the period ended June 30, 2000. As a result, management anticipates that additional financing will be required during the period to sustain the Company's operations. There can be no assurance that funds sufficient to operate through June 30, 2000, will be available on acceptable terms or at all, in which case the Company may be forced to cease operations.


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company filed suit against Computer Management Sciences, Inc. (CMSI) in the United States District Court for the District of Massachusetts on October 25, 1996. The suit requested payment for damages resulting from the breach of three contracts by CMSI to develop portions of a client-server ERP software product, such contracts having been entered into in 1995 and 1996. The Company was seeking an amount in excess of $150,503, which is the amount that the Company paid to CMSI during the course of the contracts, plus costs, interest and such other relief as the Court found to be just and equitable. On January 17, 1997, CMSI filed a counterclaim in the same Court alleging that the

Company was liable to CMSI in an amount exceeding $200,000 on account of the Company's alleged breaches of the same contracts. During the three month period ended March 31, 2000, the Company and CMSI withdrew their respective suits against each, with CMSI agreeing to pay the Company $20,000.

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

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits

    Exhibit 27. Financial Data Schedule

B. Reports on Form 8-K

    A report on Form 8-K reporting the acquisition of the assets of G.E. Jones Enterprises, Limited, by Enersource Mapping, Inc. on February 9, 2000, was filed on February 24, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       Unitronix Corporation
Date: May 12, 2000
                                       By: /s/William C. Wimer
                                           ---------------
                                           William C. Wimer
                                           Vice President, Operations and
                                           Chief Financial Officer