Form 10-K
period 2000-06-30
UNITRONIX CORP
filed 2000-09-27
CIK 835270

Form 10-K
                    Securities and Exchange Commission
                         Washington, DC 20549

   ANNUAL REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended    June 30, 2000
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

Based upon the latest sale price of the stock as of September 15, 2000, of $0.140625 per share, the aggregate market value, as of September 14, 2000 of the shares of common stock held by non-affiliates was $457,123. "Non-affiliates" includes all share owners of the registrant other than its officers, directors and owners of more than ten percent of its outstanding stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

9,643,718 shares of common stock, no par value, as of September 15, 2000

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

GENERAL

Unitronix Corporation was founded and incorporated in 1975 in the State of New Jersey, and operated as a distributor of products manufactured by Digital Equipment Corporation (DEC, now a division of Compaq Computer Corporation) until 1986. In 1986 the Company purchased the PRAXA software package from Xerox Corporation and from that time until 1998 was in the business of marketing, installing and supporting turnkey computer systems incorporating PRAXA and equipment manufactured by DEC. The Company also separately licensed PRAXA software to existing users of DEC's VAX and Alpha lines of computers and to purchasers from other vendors of DEC computer equipment. Since 1998 the Company has not sold computer equipment and has been in the business of marketing and supporting PRAXA software.

PRAXA is a Manufacturing Resource Planning (MRPII) system which integrates manufacturing, distribution and financial applications into one system that monitors and supports material requirements planning, capacity planning, factory order and cost control, inventory control, product sales and distri-bution and financial accounting. MRPII systems were well accepted by manu-facturing industries by the mid-1980's and were widely adopted by large and medium sized firms. Sub-sets of MRPII systems are employed by non-manufacturing firms to help manage specific segments of their businesses, e.g., wholesale distributors employ the sales, distribution and financial modules of MRPII systems in their firms while some service companies use only the financial modules.

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

PRAXA succeeded in the marketplace because of its rich functionality and adapt-ability to the customer's unique needs. The Company continually enhanced the product by incorporating new features and functions, such as the ability to schedule and control continuous manufacturing operations. New versions of the software were released annually until 1993.

Beginning in the early 1990's the users of commercial computer software began to demand products that were easier to use, more readily adaptable to their needs and less expensive to operate and maintain. Systems built around the client-server paradigm were thought to fulfill those needs, and most existing and some new suppliers of manufacturing software mounted major development projects to bring client-server Enterprise Resource Planning (ERP) systems to market. The demand for conventional MRPII systems fell dramatically to the point where sales of PRAXA to new customers amounted to only four systems from 1992 to 2000. Since 1991, the Company's revenues have been generated primarily from the sale of hardware and PRAXA license upgrades, software support, consult-ing services and additional PRAXA modules, to existing customers.

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

CUSTOMER SUPPORT

The Company provides "hot-line" support to PRAXA users from its office in Westmont, New Jersey. This support is in the nature of resolving specific problems that users encounter in using the PRAXA software. The support group also develops enhanced versions of PRAXA that are released periodically. The newest version, release 11.0, has been in full production release since the Fall of 1997. This release contains the changes needed to handle dates in the twenty-first century, i.e., it is year 2000 (Y2K) compliant.

PROFESSIONAL SERVICES

The Company provides consulting and training services to PRAXA users. Since the Company no longer employs any pre-sales or post-sales consultants, all consulting and training services are being provided by the Company's customer support and management personnel. This group also provides custom programming for PRAXA users.

SALES AND MARKETING

The Company employed a National Director of Sales as a full-time sales person until the end of 1999. Located in the Chicago area, this individual was responsible for all sales activity for the Company. The primary focus of the Director of Sales was to sell PRAXA software upgrades and add-ons and computer system upgrades to existing PRAXA customers. By the end of 1999, the absence of sales opportunities for the PRAXA software made it uneconomical to employ a full-time sales person so the Director of Sales was terminated and retained as a part-time consultant to follow-up on any sales leads that developed. In May, 2000, the consulting contract was terminated because no sales had resulted from the consulting arrangement. All sales activities are now performed by manage-ment.

PRODUCT DEVELOPMENT

During the period from 1993 through 1998 the Company made two significant attempts to develop a new Enterprise Resource Planning (ERP) system to sell into the midmarket. The first attempt, which utilized a mix of Company staff and consultants, was terminated in early 1997. At the time that the project was terminated, the Company had expended approximately $1.6 million and the system was approximately one-half complete. Moreover, the client-server technology that was incorporated in the product was rapidly falling out of favor with users because of the high cost of administering and maintaining such systems.

Upon terminating the in-house development project, the Company contracted with a software development firm to produce an internet-based ERP system. The contract that was signed with the development firm in mid-1997 was to result in a completed system by the end of calendar year 1998. This project was term-inated approximately nine months later, when it became evident that the develop-ment firm was unable to deliver acceptable software within the time allowed by the contract.

Discussions with another software development firm were initiated in the third quarter of fiscal 1999 to have that firm modernize the PRAXA system with a graphic user interface, relational database and e-commerce capabilities. A survey of the PRAXA user base that was conducted in early 2000 to determine the interest in these features indicated that, because of the lateness to market and the lack of substantial new capabilities, sales of the product probably would not recoup the development costs. Consequently, all negotiations with the other software development firm were terminated in the fourth quarter of fiscal 2000.

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

SALE OF PRAXA BUSINESS SEGMENT

The PRAXA sales and support business is not producing significant returns for the Company. The cost to upgrade the product to make it competitive in the current marketplace is prohibitive. Consequently, in August, 2000, the Board of Directors of the Company directed management to attempt to sell the PRAXA business and product. Funds derived from the sale of the PRAXA business will probably be invested in the Company's subsidiaries.

SUBSIDIARY ACTIVITIES

The Company's majority owned subsidiary, Interactive Mining Technologies, LLC,
(IMT) will soon complete the initial phase of a project that is intended to result in software to be marketed to the mineral exploration industry. The envisioned software will assist users in evaluating numerous characteristics of potential mining sites in order to better predict the probabilities of discover-ing commercially exploitable mineral deposits. The initial phase of the project is an evaluation of the techniques that are to be incorporated into the soft-ware. Management and two mineral exploration experts that have been retained by IMT are currently evaluating the report that resulted from the initial phase.
If Unitronix management decides to proceed with development of the software product, outside investors will be sought to provide funds for developing and marketing the product.

IMT will soon complete development of a demonstration version of an internet web site that may be developed as a portal to serve the mining, exploration and investment communities. A market study that IMT performed indicated significant interest in such a portal by potential users and advertisers. IMT management is currently discussing a preliminary business plan with potential investors, as significant funds will be required to develop and market the product.

Enersource Mapping, Inc., the majority owned subsidiary of IMT that was formed in January, 2000, continued to produce and market tenement maps to parties with interests in the mining industry. Enersource Mapping has a significant database of maps that is available to be used by the IMT web portal. In addition, management plans to develop tenement maps of other mining regions around the world in the future.

CUSTOMER DEPENDENCE

No single customer accounted for more than 10% of total revenue for the year.

HISTORY OF LOSSES

The Company incurred net losses of $251,647 in fiscal 1998, $19,914 in fiscal 1999 and $61,739 in fiscal 2000. As of June 30, 2000, the Company had an accumulated deficit of $5,256,010. There can be no assurance that the Company will be profitable in the future.

CONTROL BY EXISTING STOCKHOLDERS

The Company's directors and their families together own approximately 78% of the outstanding shares of the common stock of the Company. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the election of directors, and mergers, consolidations and sales of the assets of the Company.

EMPLOYEES

At September 15, 2000, the Company employed 6 persons, including 3 in customer support, 1 in product management, 1 in finance and administration and one clerical support person. Management believes that the Company's employee relations are satisfactory.

ITEM 2                              PROPERTIES
------                              ----------

The Company's executive offices occupy 1600 square feet of rented office space in Peabody, Massachusetts, at a rental rate of $1,796 per month. The Company is a tenant at will in this space.

The Company has less than one year remaining on a three year lease for 1,339 square feet of office space in Westmont, New Jersey, for the use of its customer support and technical services operation. The monthly rent for this facility is is $1,805 through April 30, 2001, at which time the lease expires. Management does not expect to renew the lease for this space, and plans to relocate into smaller, less expensive facilities.

ITEM 3                        LEGAL PROCEEDINGS
------                        -----------------

On June 30, 1998, the Company filed for arbitration against InterObjects, a software development firm, for breach of contract and failure to meet milestones in the development of a new ERP system. The Company made a prepayment of $300,000 in September of 1997 related to this contract, all of which was charged to operating expenses in the year ended June 30, 1998. Development of the new system by InterObjects ceased in January, 1998, and the contract was subsequently terminated. In August, 1999, the Company settled with InterObjects for the return of the $300,000 prepayment to the Company, with $50,000 being repaid in August, 1999, and $10,000 plus interest on the unpaid balance being repaid monthly through September, 2001. The successor company to InterObjects has made all required installment payments through September 1, 2000.

The Company filed suit against Computer Management Sciences, Inc. (CMSI) in the United States District Court for the District of Massachusetts in Boston, Massachusetts on October 25, 1996. The suit sought damages resulting from the breach of three contracts by CMSI to develop portions of the client-server ERP software, such contracts having been entered into in 1995 and 1996. The Company was seeking an amount in excess of $150,503, which is the amount that the Company paid to CMSI during the course of the contracts, plus costs, interest and such other relief that the Court deemed just and equitable. On January, 17, 1997, CMSI filed a counterclaim in the same Court alleging that the Company is liable to CMSI in an amount exceeding $200,000 on account of the Company's alleged breaches of the same contracts. During the third quarter of fiscal 2000 the Company and CMSI withdrew their respective suits, with CMSI agreeing to pay the Company $20,000, which was subsequently received by the Company.

The Company is not currently involved in any legal proceedings.


ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------         ---------------------------------------------------

The Company did not submit any matters to a vote of the shareholders during the last quarter of fiscal year 2000.

PART II
Item 5          MARKET FOR THE COMPANY'S COMMON STOCK AND
                -----------------------------------------
                     RELATED SECURITY HOLDER MATTERS
                     -------------------------------

The Company's Common Stock is currently listed on the over the counter bulletin board.

The following table sets forth, for the calendar quarters indicated, the high and low bid prices reported for the Company's Common Stock, by the indicated source. There were 138 record holders of the Company's Common Stock on September 18, 2000. The Company believes that there are approximately 450 beneficial shareholders.

Calendar Year Ended December 31,             OTC Bulletin Board
--------------------------------          -------------------------

                                                 Bid Prices
                                                 ----------
                                               High       Low
                                               ----       ---
1998
Third Quarter                                  0.1250     0.0625
Fourth Quarter                                 0.0938     0.0200

1999
First Quarter                                  0.0938     0.0200
Second Quarter                                 0.1000     0.0100
Third Quarter                                  0.15625    0.0625
Fourth Quarter                                 0.3125     0.1400

2000
First Quarter                                  0.3750     0.0700
Second Quarter                                 0.1875     0.0625

DIVIDEND POLICY

No dividends have been declared by the Board of Directors. The Board of Directors currently plans to retain any future earnings for use in the Company's business.

Item 6               SELECTED CONSOLIDATED FINANCIAL DATA
                     ------------------------------------

                       Summary Consolidated Financial Information
                         (in thousands, except per share data)
                            For fiscal year ending June 30,
                            -------------------------------
CONSOLIDATED INCOME              2000      1999      1998      1997      1996
STATEMENT DATA:                  ----      ----      ----      ----      ----
Revenue from Operations          $521      $856    $1,076      $940    $1,353
Gain (Loss) from Operations      (332)       16       (15)     (737)     (451)

Net Loss                          (62)      (20)     (252)     (803)     (464)

Per Share Data:
  Basic and Diluted net Loss
    Per Share                    (.01)     (.00)     (.03)     (.08)     (.05)

Shares Used in Computing
  Per Share Data              9,489,757 9,456,932 9,456,932 9,456,932 9,456,932

CONSOLIDATED BALANCE SHEET DATA:

Working Capital/(Deficit)       $(748)    $(615)    $(629)  $(1,369)    $(600)
Total Assets                      310        82       213       222       272
Short term debt, including
  current maturities of
  long-term debt                  687       500       545       889       344
Long-term debt, less
  current maturities               -         -         -          7        13
Shareholder's equity
  (deficit)                    (1,720)   (1,616)   (1,545)   (1,294)     (491)

Item 7.
-------

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

FISCAL YEAR ENDED JUNE 30, 2000 VS. FISCAL YEAR ENDED JUNE 30, 1999

Total revenue for the year decreased by 39% from the year ended June 30, 1999 to the year ended June 30, 2000. Revenue from the sale of software licenses decreased by 95% because no sales were made of the year 2000 compliant version of PRAXA and only one software license upgrade was sold, during the year ended June 30, 2000. Revenue from software related services decreased by 12% as customers continue to migrate to other ERP systems, thus eliminating their need for PRAXA maintenance and support services. Management expects the migration of PRAXA users to other systems to continue. The sale of tenement maps by EnerSource Mapping, Inc., a majority owned subsidiary of the Company that started operating on February 1, 2000, contributed approximately $32,000 to fiscal year 2000 revenues.

The cost of software licenses decreased by 87% from the year ended June 30, 1999, to the year ended June 30, 2000, as only one license upgrade was purchased for the Xentis software that is resold by the Company in conjunction with its PRAXA software. The cost of services decreased by 8% from the year ended June 30, 1999, to the year ended June 30, 2000, because fewer customers were covered by support agreements so less time was spent on customer support matters. The cost of map production is the costs and expenses incurred by EnerSource Mapping, Inc., during the final five months of fiscal year 2000.

Software development costs of approximately $52,000 were incurred by Interactive Mining Technologies, LLC, (IMT) a majority owned subsidiary of the Company, in developing a model to evaluate the techniques that will be incorporated into the software that IMT plans to develop for sale to the mineral exploration industry. The results of the modeling phase of this project are currently being evaluated by IMT management and two mineral exploration experts that have been retained by IMT. If IMT management elects to proceed with development of the software product, outside investors will be sought to provide funds for developing and marketing the software.

The Company terminated its full-time Director of Sales in December, 1999, and retained him as a part-time sales consultant until May, 2000, at which time his services were totally eliminated. These moves resulted in a decrease of 35% in selling expenses from fiscal year 1999 to fiscal year 2000. General and administrative expenses were approximately the same for both fiscal years.

The Company sustained a loss from operations of $331,522 in fiscal year 2000 as compared with a profit from operations of $16,291 in fiscal 1999, primarily due to its 39% decrease in revenues. Interactive Mining Technologies and its majority-owned subsidiary, EnerSource Mapping, accounted for approximately $274,000 of the loss from operations, while the PRAXA software business accounted for the remaining $57,000 of the loss.

Interest expense increased from $50,756 in fiscal 1999 to $54,839 in fiscal 2000 due to increased borrowings by the Company and its subsidiaries. The Company realized $17,133 in interest income in fiscal 2000 from the periodic payments that resulted from the settlement of the dispute with InterObjects. This settlement also resulted in $300,000 in other income to the Company. This matter is discussed more fully in the note entitled "Legal Proceedings" in the financial statements that accompany this report. The Company realized an additional $31,000 in other income from the forgiveness of debt by certain creditors, while experiencing $24,000 in other expenses for legal fees to resolve the matter with InterObjects. The net loss for the Company increased by 210% from fiscal 1999 to fiscal 2000.


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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the working capital deficit was $748,000 as compared to deficits of $615,000 and $629,000 at June 30, 1999 and 1998, respectively.

During the year ended June 30, 2000, the Company signed a new lending agree-ment with its principal shareholder that provides for up to $1,000,000 in loans and letters of credit. At September 15, 2000, the Company owed $257,518 for principal and accrued interest, and the Company's majority owned subsidiary, Interactive Mining Technologies, LLC, owed $176,262, for loans that had been provided for by the lending agreement. These loans bear interest at the rate of 10% per annum.

Management projects that funds from sources other than the sale of existing products and related services will be needed if the Company is to continue to operate. The Company is currently determining if a market exists for the sale of the PRAXA software business segment. Funds derived from the sale of the PRAXA business segment would be used by the Company to finance the products and services that are planned for development by Interactive Mining Tech-nologies. A sale of this business segment would leave the Company with no products or services to sell, and the Company would in effect become a holding company, totally dependent upon the results of its subsidiaries. There can be no assurances that a buyer can be found for the PRAXA business segment.

The Company is also attempting to raise funds from new investors in order to finance the IMT venture. In the event that new investors can be found, the positions held by existing shareholders would be diluted by the issuance of new shares to the new investors. There can be no assurances that funds can be raised from new investors, in which case the Company may be forced to cease operations.

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

                                  PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------     --------------------------------------------------
The executive officers and directors of Unitronix are as follows:

NAME                      AGE           CURRENT POSITION
----                      ---           ----------------
Jack E. Shaw              66            Chairman of the Board, Chief
                                        Executive Officer, Director

Robert C. Crawford        73            Treasurer, Secretary, Director

Dr. Howard L. Morgan      54            Director

Robert G. Sable           60            Director

William C. Wimer          63,           Chief Financial Officer,
                                        Vice President of Operations

Mary L. Ready             50            Acting President, and Chief Operating
                                        Officer, Interactive Mining Tech-
                                        nologies, LLC; Chief Executive
                                        Officer, EnerSource Mapping, Inc.

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

JACK E. SHAW is Chairman of the Board and Chief Executive Officer of the Company. He is also Chairman and CEO of Shaw Resources, Inc., a Greenville, South Carolina-based investment company and real estate developer. Mr. Shaw is also Chairman of Piedmont Software, Inc., President of Carolina Rentals, Inc., and owner of Resort Golf, which operates premier miniature golf courses in Myrtle Beach, South Carolina. Mr. Shaw is also the largest shareholder of Unitronix Corporation, holding approximately 50.5% of the outstanding common shares.

ROBERT C. CRAWFORD was elected to the Board of Directors in January, 1993. He was appointed Treasurer and Secretary on July 1, 1993. Mr. Crawford was formerly President, Chief Executive Officer and a Director of Dan River, Inc., Floor Coverings Division. He is presently Chairman of the Board of Greenville Technical College in Greenville, South Carolina.

DR. HOWARD L. MORGAN was named a Director in January, 1993. Dr. Morgan is President of the Arca Group, Inc., a consulting and investment management firm and has served as President of idealab! New York since March, 2000 and as a Director of idealab! since February, 1999. Howard previously directed Renaissance Technologies Corporation's venture capital activities. He also serves as a Director of Franklin Electronic Publishers, Inc. Infonautics Corp., Cylink Corporation, MyPoints.com, Segue Software Corporation and Tickets.com.

ROBERT G. SABLE, ESQ. has been a Director of the Company since February, 1994. For more than the past five years he has been Chief Executive Officer of Sable Pusateri Rosen Gordon & Adams, LLC, a law firm located in Pittsburgh that specializes in commercial law.

WILLIAM C. WIMER was named Vice President of Operations in March, 1992, with responsibility for Customer Support and Professional Services activities. He assumed responsibility for all accounting activities in 1993, was named Assistant Treasurer in July, 1994, and Chief Financial Officer in June, 1997.

MARY L. READY was named Acting President and Chief Operating Officer of Interactive Mining Technologies, LLC, a majority-owned subsidiary of the Company in November, 1999. Ms Ready was named Chief Executive Officer of EnerSource Mapping, Inc., a majority-owned subsidiary of Interactive Mining Technologies in February, 2000. Ms Ready had served as Manager of Product Development for the Company from 1993 until November, 1999.

              COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

During the 2000 fiscal year none of the directors, officers or beneficial owners of more than 10 percent of the Company's common stock failed to file on a timely basis reports required by Section 16 (a) of the Exchange Act.

Item 11.                    EXECUTIVE COMPENSATION
--------                    ----------------------

The following table sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for services rendered in all capacities to the Company during each of the fiscal years ended June 30, 2000, 1999 and 1998 to: (1)the Company's Chief Executive Officer, and (2) each of the other officers whose total compensation for the fiscal year ended June 30, 2000, required to be disclosed in column (c) below exceeded $100,000.

                             SUMMARY COMPENSATION TABLE
                             --------------------------
                                 Annual Compensation
                                 -------------------
(a)                   (b)     (c)          (d)        (e)        (f)
Name and                              Other Annual            All Other
Principal Position   Year    Salary   Compensation  Options  Compensation

Jack E. Shaw         2000      (1)          -          -           -
Chief Executive      1999      (1)          -          -           -
Officer              1998      (1)          -          -           -
(1) The Company has not paid Mr. Shaw any compensation for his services to date.

COMPENSATION OF DIRECTORS

The Company currently does not compensate directors for their services; it does reimburse them for reasonable expenses incurred in performing their duties as directors.

1993 STOCK OPTION PLAN

At June 30, 2000, 1,000,000 shares of common stock were reserved for issuance or grant under the Unitronix Corporation 1993 Stock Option Plan. The options are granted to employees, officers, directors and consultants to the Company. The exercise price for incentive options must be at least 100% of the fair market value of the common stock as determined by the Option Committee of the Board of Directors on the date of the grant, as are the rate of exercisability and the expiration date of the grant. There were no options granted during the year ended June 30, 2000. Options for 20,000 shares were exercised by a Company employee and options for 70,000 shares expired upon termination of an employee. At June 30, 2000, there were options for 375,000 shares of common stock outstanding.

There were 605,000 options available for grant as of June 30, 1999, of which commitments have been made to grant options for 150,000 shares at an exercise price of $0.40 per share to a consultant to the Company's majority owned subsidiary, Interactive Mining Technologies, LLC, and 50,000 shares at an exercise price of $0.40 per share to the President of EnerSource Mapping, Inc., a majority owned subsidiary of Interactive Mining Technologies, LLC. The Company expects to grant these options during the second quarter of fiscal year 2001.

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

NAME AND ADDRESS OF            SHARES OF               PERCENTAGE OF
BENEFICIAL OWNER(1)            COMMON STOCK            COMMON STOCK
------------------             ------------            ------------
Jack E. Shaw (2)                 4,873,673                 50.5%

Robert C. Crawford                 199,391                  2.1%

Howard L. Morgan (3)             1,350,000                 14.0%

All Directors and Officers
as a Group (5 persons)           6,423,064                 66.6%

Samuel H. Jones, Jr.               500,000                  5.2%
US Route 40
Woodstown, NJ 08098

Jane Shaw (4)                      500,000                  5.2%
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

                                   PART IV
                                   -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------
A.  The following documents are filed as a part of this report:

1.Financial Statements
  --------------------                                             PAGE
                                                                   ----
Report of Independent Accountants                                    1

Consolidated Balance Sheets at June 30, 2000 and 1999                2

Consolidated Statements of Operations
     - Years ended June 30, 2000, 1999 and 1998                      3

Consolidated Statements of Changes in Stockholders' Deficit-         4
  Years ended June 30, 2000, 1999 and 1998

Consolidated Statements of Cash Flows
     - Years ended June 30, 2000, 1999 and 1998                      5

Notes to Consolidated Financial Statements                           6

2.Schedules
  ---------

SCHEDULE II - Valuation and Qualifying Accounts                     19
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

B.  Reports on Form 8-K

The Company did not file any reports on form 8-K during the last quarter of fiscal year 2000.

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

                                                    UNITRONIX CORPORATION


                                              BY:/s/William C. Wimer
                                                 --------------------
                                                    William C. Wimer
                                                    Chief Financial Officer and
                                                    Vice President, Operations

DATED: September 26, 2000
       ------------------
Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                     POSITION                     DATE
---------                     --------                     ----


/s/Jack E. Shaw
------------------            Chairman of the Board and   September 26, 2000
Jack E. Shaw                  Chief Executive Officer


/s/Robert C. Crawford
------------------            Secretary/Treasurer and     September 26, 2000
Robert C. Crawford            Director


/s/Howard L. Morgan
-------------------          Director                     September 20, 2000
Howard L. Morgan


/s/Robert G. Sable
---------------------         Director                    September 26, 2000
Robert G. Sable, Esq.

                             UNITRONIX CORPORATION
                             ---------------------
                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------
                          JUNE 30, 2000, 1999 AND 1998
                          ----------------------------






















































                             UNITRONIX CORPORATION
                             ---------------------
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



                                                                       Page(s)
                                                                       -------
Independent Auditors' Report                                                1

Consolidated Balance Sheets as of June 30, 2000 and 1999                    2

Consolidated Statements of Operations for the years ended
      June 30, 2000, 1999 and 1998                                          3

Consolidated Statements of Changes in Stockholders' Deficit
      for the years ended June 30, 2000, 1999 and 1998                      4

Consolidated Statements of Cash Flows for the years ended
      June 30, 2000, 1999 and 1998                                          5

Notes to Consolidated Financial Statements                               6-18

Schedule II - Valuation and Qualifying Accounts                            19



































                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------

To the Board of Directors and Stockholders
Unitronix Corporation:

In our opinion, the accompanying financial statements listed in the index appearing under Item 14(a)(1) on page 17 present fairly, in all material respects, the financial position of Unitronix Corporation at June 30, 2000, and 1999, and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles. The financial statements of Unitronix Corporation as of June 30, 1998 were audited by other auditors whose report, dated August 14, 1998, expressed a qualified opinion on those statements. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 18, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial state-ments. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

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

Dan Clasby & Company
September 20, 2000
















                                 UNITRONIX CORPORATION AND SUBSIDIARIES
                                 --------------------------------------
                                      CONSOLIDATED BALANCE SHEETS
                                      ---------------------------
                                         June 30, 2000 and 1999
                     ASSETS                                                  2000        1999
                     ------                                                  ----        ----
Current assets:
   Cash                                                                    $35,452     $14,328
   Accounts receivable, net of allowance for doubtful accounts of
   $8,232 and $8,402 at June 30, 2000 and 1999, respectively                48,015      50,658
   Prepaid expenses and other current assets                                 4,339       7,713
   Note receivable, current portion                                        125,000         -
                                                                            ------      ------
                    Total current assets                                   212,806      72,699
Note receivable, long term portion                                          20,833         -
Property and equipment, at cost less accumulated depreciation of $437,671
   and $429,296 at June 30, 2000 and 1999, respectively                     15,083       6,653
Goodwill, less accumulated amortization of $1,220 and $0
   at June 30, 2000, and June 30, 1999, respectively                        57,346         -
Other assets                                                                 4,328       2,895
                                                                           -------      ------
Total assets                                                               310,396     $82,247
                                                                           =======     =======
                                  LIABILITIES AND STOCKHOLDERS' DEFICIT
                                  -------------------------------------
Current liabilities:
   Notes payable - related parties                                          687,195    300,000
   Notes payable                                                                 -     199,527
   Accounts payable                                                         106,653     12,842
   Accrued expenses                                                          54,842     77,808
   Accrued interest - related party                                          34,481      7,500
   Deferred revenue                                                          77,837     89,736
                                                                            -------    -------
                    Total current liabilities                               961,008    687,413
Commitments and contingencies
Series A preferred stock, $1 par value, 6% cumulative convertible nonvoting; authorized 1,000,000 shares; 956,728 issued and outstanding at June 30, 2000, and 1999, net of issuance costs of
   $2,200 at June 30, 2000, and $3,300 at June 30, 1999, plus undeclared accumulated dividends of $114,808 at June 30, 2000,
   and $57,404 at June 30, 1999                                            1,069,336  1,010,832

Stockholders' deficit:
Undesignated capital shares; authorized 0 shares at June 30,
   2000 and 2,000,000 shares at June 30, 1999; none outstanding                  -          -
Common stock, no par value; authorized 14,000,000 shares at June 30,
   2000 and 12,000,000 shares at June 30, 1999; 9,643,718 and 9,456,932
   issued and outstanding at June 30 2000 and 1999, respectively            3,487,912  3,485,412
Additional paid-in capital                                                     48,150      7,090
Accumulated deficit                                                        (5,256,010)(5,108,500)
                                                                           ---------   ---------
Total stockholders' deficit                                                (1,719,948)(1,615,998)
                                                                            ---------  ----------
Total liabilities and stockholders' deficit                                  $310,396    $82,247
                                                                              ========    =======

  See accompanying notes to financial statements.

                                 UNITRONIX CORPORATION AND SUBSIDIARIES
                                 --------------------------------------
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 -------------------------------------
                                Years Ended June 30, 2000, 1999 and 1998

                                                             2000       1999        1998
                                                             ----       ----        ----
Revenue:
   Software licenses                                        $14,971   $318,550   $491,300
   Software related services                                473,823    537,920    584,799
   Maps and related services                                 31,970        -          -
                                                          ---------    -------   ---------
                 Total revenue                              520,764    856,470  1,076,099
                                                          ---------   --------   ---------

Costs and expenses:
   Cost of software licenses                                  1,590      12,216      9,797
   Cost of software related services                        196,641     212,797    247,840
   Cost of map production                                    45,859         -          -
   Software development costs                                51,993         -      310,331
   Selling and marketing expenses                            98,303     151,655    185,925
   General and administrative                               457,900     463,511    336,877
                                                          ---------  ---------   ---------
                  Total costs and expenses                  852,286     840,179  1,090,770
                                                          ---------  ---------   ---------

Income (loss) from operations                              (331,522)     16,291    (14,671)
Interest income (expense), net                              (37,706)    (50,756)   (96,976)
Other income (expense), net                                 307,489      14,551   (140,000)
                                                           --------   --------    --------
Loss before income taxes                                    (61,739)    (19,914)  (251,647)
                                                           --------   --------    --------
Provision for income taxes                                       -          -           -

Net loss                                                   $(61,739)   $(19,914) $(251,647)
                                                            ========   ========    ========
Basic and diluted net (loss) per share                       $(0.01)     $(0.00)    $(0.03)
                                                            ========   ========    ========
Shares used in computing basic and diluted net
   (loss) per share                                        9,489,757   9,456,932  9,456,932
                                                            ========   =========  =========




  See accompanying notes to financial statements.










                                 UNITRONIX CORPORATION AND SUBSIDIARIES
                                 --------------------------------------
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                      -----------------------------------------------------------
                                 Years Ended June 30, 2000, 1999 and 1998

                                 Common  Stock       Additional               Total
                              Shares                  Paid-In    Accumulated Stockholders'
                              Issued        Amount    Capital      Deficit    Deficit
                             ---------   ----------  ----------  -----------  ------------
Balance, June 30, 1997       9,456,932   $3,485,412             $(4,779,535) $(1,294,123)

Issuance of  stock options
 to consultant                                          $1,170           -         1,170

Net loss                                                           (251,647)    (251,647)
                              ---------   ----------    ------    ---------     --------
Balance, June 30, 1998        9,456,932    3,485,412     1,170   (5,031,182)  (1,544,600)

Net loss                                                            (19,914)     (19,914)

Unpaid accumulated
 preferred dividends                                                (57,404)     (57,404)

Expense of issuance of stock
 options to consultant                                   7,020          -          7,020

Amortization of  preferred
 stock issuance costs                                   (1,100)                   (1,100)
                             ---------    ----------    -------   ---------     ---------
Balance, June 30, 1999       9,456,932   $3,485,412     $7,090  $(5,108,500) $(1,615,998)

Balance, majority owned
 subsidiary, December 31, 1999                                      (28,367)     (28,367)

Exercise of employee
 stock  options                 20,000        2,500                                2,500

Capital contribution to
 subsidiary by minority shareowner                      42,160                    42,160

Purchase of assets of
 Glen Jones Enterprises        156,786

Purchase of internet
  domain names                  10,000

Net loss                                                            (61,739)     (61,739)
Unpaid accumulated
 preferred dividends                                                (57,404)     (57,404)
Amortization of preferred
 stock issuance costs                                   (1,100)                   (1,100)
                             ---------    ----------    -------   ---------     ---------
Balance, June 30, 2000       9,643,718    $3,487,912   $48,150  $(5,256,010) $(1,719,948)

     See accompanying notes to financial statements.







                                UNITRONIX CORPORATION AND SUBSIDIARIES
                                --------------------------------------
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------
                               Years Ended June 30, 2000, 1999 and 1998

                                                       2000           1999          1998
                                                       ----           ----          ----
Cash flows from operating activities:
Net loss                                           $(61,739)      $(19,914)     $(251,647)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation and amortization                       9,595         27,241         45,668
  Provision for bad debts                            (2,560)         4,876          1,638
  Non cash income recognized on exchange
   of preferred stock for accounts payable              -              -          (10,000)
  Non cash expense on issuance of stock
   options to consultant                                -            7,020          1,170
Decreases (increases) in operating assets:
  Accounts receivable                                 2,688         23,407          2,733
  Note receivable                                  (145,833)           -              -
  Prepaid expenses and other current assets           3,374         13,666          1,671
  Other assets                                       (1,433)           306           (935)
Increases (decreases) in operating liabilities:
  Accounts payable                                   93,811        (37,525)       (34,561)
  Accounts payable-related party                                       -           (2,550)
  Accrued expenses                                  (22,966)       (16,080)       (35,025)
  Accrued interest                                   26,981         (6,750)        79,836
  Deferred revenue                                  (11,899)       (10,967)         9,409
                                                     -------        -------       -------
Net cash used by operating activities              (109,981)       (14,720)      (192,593)
                                                    -------        -------        -------
Cash flows for investing activities:
  Purchase of equipment                             (16,805)           -             (420)
  Purchase of assets of G.E. Jones Enterprises      (84,418)           -              -
                                                     -------        -------       -------
Net cash used by investing activities              (101,223)           -             (420)
Cash flows from financing activities:
  Proceeds from sale of common stock                 2,500             -              -
  Capital contributions to subsidiary by
      minority shareholder                           42,160            -              -
  Proceeds from borrowings                          440,195            -          535,500
  Repayments of borrowings                         (252,527)       (46,418)      (296,649)
Issuance costs of preferred stock financing             -              -           (4,400)
                                                    -------        -------        -------
Net cash provided (used) by financing act.          232,328        (46,418)       234,451
                                                    -------        -------        -------
Net increase (decrease) in cash                      21,124        (61,138)        41,438
Cash at beginning of year                            14,328         75,466         34,028
                                                    -------        -------        -------
Cash at end of year                                 $35,452        $14,328        $75,466
                                                   ========       ========       ========

Noncash financing activities:
 Preferred stock issued for notes payable               -              -         $675,924
 Pref. stock issued for accrued interest                -              -          161,279
 Pref. stock issued for accounts payable                -              -          119,525
 Notes payable issued for accounts payable              -              -           87,421

  See accompanying notes to financial statements.

                       UNITRONIX CORPORATION AND SUBSIDIARIES
                       --------------------------------------
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------

1. Summary of Significant Accounting Policies:
   ------------------------------------------
   Basis of Presentation and Business
   ----------------------------------
   The consolidated financial statements include the accounts of Unitronix Corporation, its majority-owned subsidiary Interactive Mining Technologies, LLC, and its majority-owned subsidiary, Enersource Mapping, Inc. All significant intercompany accounts and transactions have been eliminated.

   Unitronix Corporation (the "Company") operates in two business segments. The Company licenses PRAXA software, which operates on VAX and Alpha computers manufactured by Compaq Computer Corporation. The Company also provides software maintenance, training, consulting and custom programming services in conjunction with the PRAXA software.

   The Company is the majority shareholder of Interactive Mining Technologies, LLC, (IMT) a South Carolina limited liability company, that is engaged in developing products and services for sale to the mineral exploration, mining and related investment industries. IMT currently has no marketable products or services.

   IMT in turn is the majority shareholder of EnerSource Mapping, Inc., (ESM) a Canadian corporation that is engaged in producing and marketing tenement maps to the mining, exploration and investment communities. At the present time Goldsat Mining, Inc., a Canadian corporation engaged in mineral exploration and development in Canada, is the only other shareholder in both IMT and ESM.

   The Company has continued to incur losses from operations and has a working capital deficit as of June 30, 2000 of approximately $(748,200), notes payable to its principal shareholder of $599,748 and other notes payable of approximately $125,000. As a result, management anticipates that new prod-ucts as well as additional financing will be required in the foreseeable future to sustain the Company's operations and to repay the notes. Manage-ment's plans in continuing their operations and to repay the notes include developing new products and services to sell, raising additional funds from new and existing investors and generating revenues from the sale of existing products and services. In addition the Company is evaluating the sale of the PRAXA software sales and support business. There can be no assurance that the Company will obtain new products or services to sell, the financing or the product revenues needed to continue its operations and to repay the notes. The financial statements do not include any adjustments that might result from these uncertainties.

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

                       UNITRONIX CORPORATION AND SUBSIDIARIES
                       --------------------------------------
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------
1. continued

   Risks and Uncertainties
   -----------------------
   The Company is subject to risks common to companies in the high technology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, and protection of proprietary technology.

   Economic Dependence
   -------------------
   In the fiscal year ended June 30, 2000, no single customer accounted for more than 10% of total revenue. In the year ended June 30, 1999, one customer accounted for approximately 15% of total revenue, and in the year ended June 30, 1998, one customer accounted for approximately 20% of total revenue.

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

   Software Costs
   --------------
   The Company capitalizes certain software costs after technological feasibility of the product has been established and ceases capitalization when the product is available for general release to customers. Costs incurred prior to the establishment of technological feasibility are charged to product development costs. Such costs are amortized on a straight-line basis over the estimated useful life of three years or the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. The Company did not capitalize any software costs for the years ended June 30, 2000, 1999 and 1998. All software development costs that had been capitalized in prior years were completely amortized prior to the year ended June 30, 1998.

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

                       UNITRONIX CORPORATION AND SUBSIDIARIES
                       --------------------------------------
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------
1. continued

Loss per Common Share
   ---------------------
   Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share, which requires disclosure of basic earnings per common share and diluted earnings per common share for all periods presented. The computation of basic and diluted earnings per share is presented below.

Basic and diluted net loss per share:
------------------------------------
                                                   For the Years Ended June 30,
                                                   ---------------------------
                                                    2000       1999       1998
                                                    ----       ----       ----
Numerator:
   Net loss                                      $(61,739)  $(19,914) $(251,647)
   Preferred dividends                                -          -          -
                                                 --------   -------   ---------
Income available to common shareholders          $(61,739)  $(19,914) $(251,647)
                                                =========  =========  =========

Denominator:
   Weighted average number of shares issued
      and outstanding                           9,489,757  9,456,932  9,456,932
   Assumed exercise of options reduced by the
      number of shares which could have been
      purchased with the proceeds of those options    -          -          -
   Assumed conversion of preferred stock              -          -          -
                                                ---------  ---------  ---------
Total shares                                    9,489,757  9,456,932  9,456,932
                                                ---------  ---------  ---------

Basic and diluted net loss per share            $   (.01)  $   (.00)  $   (.03)
                                                =========  =========  =========

As a result of a net loss for all periods presented, common stock equivalents are not included in the calculation of weighted average shares since their effect would be antidilutive.

Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years, for financial reporting, and accelerated methods for income taxes. Expenditures for repairs and maintenance which do not increase the useful life of the related assets are expensed as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts; any resulting gain or loss is credited or charged to income.

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
1. continued

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

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------

2. Related Party Transactions:
   --------------------------
On October 27, 1993, the Company had entered into a one year agreement that had provided for its principal shareholder to lend up to $400,000 to the Company. This agreement was renewed for additional one year periods in 1994 and 1995, but expired on September 1, 1996, at which time the line of credit had been fully drawn down. During the period from September 1, 1996, until March 1, 2000, the principal shareholder continued to provide loans to the Company from time to time under the terms of the expired agreement, at which time a new lending agreement that provides for up to $1,000,000 in loans to the Company was signed. The new agreement expires on March 1, 2005, but can be renewed for successive one year periods at the option of the shareholder and the Company. At the time that the new lending agreement was signed, outstanding loans of $338,250 were owed to the principal shareholder by the Company. At September 15, 2000, the Company owed $257,518 in principal and accrued interest and the Company's majority owned subsidiary, Interactive Mining Technologies, LLC, owed $176,262, that had been provided under the new lending agreement. Loans granted under both the old and new lending agreements bear interest at the greater of 10% per annum or two points over the prime rate of interest at the time the loan is granted. All existing loans bear interest at the rate of 10% per annum.

As further compensation for the risk borne in the past and to be borne in the future by lending funds to the Company, the new lending agreement provides for the issuance of immediately exercisable warrants to purchase 338,250 shares of the common stock of the Company at a price of $0.125 per share. It also provides for the issuance of immediately exercisable warrants on each anniversary date of the agreement, such warrants to be for the purchase of the common stock of the Company at a price that is 25% below the bid price for such stock on such anniversary date or the most recent trading date for which a bid price is available, with the number of such warrants so issuable to be equal to one such warrant for each dollar of total loans outstanding on such anniversary date.

In July, 1997, a loan of $200,000 was granted to the Company by the Carolina First Bank. The loan was secured by the pledge of all of the assets of the Company and by the personal guaranty and pledge of certain personal assets of the Company's principal shareholder. The loan was renewed on June 20, 1998, for $199,000 and again on July 28, 1999, for $199,000. On October 29, 1999, the
Company's principal shareholder personally repaid to the bank the principal and interest due, amounting to $203,202, thereby canceling and discharging all outstanding obligations from the Company to the bank and creating an obligation to the principal shareholder in the same amount. On that same date, the Company issued a note to the principal shareholder in the amount of $203,202, bearing interest at the rate of 10% per annum. Although no assurances can be given, management believes that this shareholder does not intend to demand repayment of the debt and interest outstanding under this note or the lending agreement discussed above, in the foreseeable future.

The Board of Directors of the Company had previously voted to grant 200,000 shares of common stock to the principal shareholder for the risk assumed in guaranteeing the $200,000 bank loan, but such shares were never issued. As

                       UNITRONIX CORPORATION AND SUBSIDIARIES
                       --------------------------------------
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------
2. continued

compensation for the risk being borne by the principal shareholder and in recognition of the fact that the previously approved grant of 200,000 shares of common stock was not satisfied, the Board of Directors voted to grant warrants for the purchase of 600,000 shares of the Company's common stock at a price of $0.125 per share to the principal shareholder, and to grant warrants for an additional 100,000 shares at the end of each fiscal year, beginning with the fiscal year ended June 30, 2000, for each year that the note remains unpaid.

Another shareholder of the Company had loaned a total of $103,500 to the Company's majority owned subsidiary, Interactive Mining Technologies, LLC, as of September 15, 2000.

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

3. Property and Equipment:
   ----------------------
The major classes of property and equipment are as follows:
                                                                  June 30,
                                                              ---------------
                                                           2000       1999
                                                           ----       ----
   Computer equipment                                     $398,953   $387,129
   Office furniture and fixtures                            53,801     48,820
                                                           -------    -------
                                                           452,754    435,949
    Less:  accumulated depreciation                       (437,671)  (429,296)
                                                           -------    -------
                                                          $ 15,083  $   6,653
                                                           =======    =======

Depreciation expense for the years ended June 30, 2000, 1999 and 1998 was $8,375, $27,242, and $45,668, respectively.

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------

4. Income Taxes:
   ------------
The components of the deferred tax assets and liabilities as of June 30, 2000 and 1999 were as follows:
                                                           2000       1999
                                                           ----       ----
   Deferred tax assets:
      Net operating loss carryforwards                $2,584,064  $ 2,570,501
      Tax credits                                        197,252      197,252
      Other                                                7,189        7,189
                                                         ---------  ---------
         Subtotal                                      2,788,505    2,774,942

   Deferred tax liabilities:
      Capitalized software costs                              -           -
      Net fixed assets                                        -           -
                                                         ---------  ---------
         Subtotal                                             -           -
                                                         ---------  ---------

   Valuation allowance                               $(2,788,505) $(2,774,942)
                                                         =========  =========
   Net deferred tax assets                                     -          -

The Company has established a valuation allowance for its net deferred tax assets due to the uncertainty surrounding their realization.

As of June 30, 1999, the Company has net operating loss carry forwards for federal income tax purposes of approximately $6,453,000 which expire from the years 2006 through 2020. The Company also has research and development credits for federal income tax purposes in the amount of $153,243 available to offset future income taxes. These credits expire from the years 2007 through 2012.
Due to the Company's issuance of stock, the Company's use of its existing net operating loss carryforwards may be restricted under Section 382 of the Internal Revenue Code.

A reconciliation of the provision for income taxes at the federal statutory income tax rate of 17% for the year ended June 30, 2000, 15% for the year ended June 30, 1999, and 34% for the year ended June 30, 1998, with the provision reflected in the financial statements is as follows:

                                                    2000       1999        1998
                                                    ----       ----        ----
Tax expense (benefit) at federal statutory
   income tax rate                               $(10,435)   $(2,987)  $(85,162)
State income taxes, net of federal benefit         (3,828)    (1,235)   (15,705)
Nondeductible business expenses                       700        700        678
Other                                                 -           -        (582)
Credits                                               -           -     (19,110)
Change in valuation allowance                      13,563      3,522    119,881
                                                 -------    -------     -------
Total tax provision                                   -          -          -
                                                 =======    =======     =======

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------

5. Profit Sharing Plan:
   -------------------
The Company has a qualified profit-sharing plan covering substantially all full-time Company employees. The plan was amended effective July 1, 1986 to incorporate a "savings" feature under Section 401(k) of the Internal Revenue Code (IRC), which allows participants to make contributions by salary reduction subject to annual compensation limits as defined by the IRC. Certain distributions may be rolled over to a retirement account. The Company may make matching contributions at a percentage rate determined at its discretion. Employees vest immediately in their contributions and vest in the Company contributions over a seven-year period of service. Contributions under the profit-sharing feature of the plan are discretionary and determined annually by management. No contributions have been made to this plan for the years ended June 30, 2000, 1999 and 1998.

6. Notes Payable:
   -------------
On August 1, 1993, the Company incurred a $37,937 note payable bearing interest at 8% due to the Illinois Department of Revenue for settlement of revenue taxes owed to the State of Illinois. The note was payable in monthly installments of $527 and expired on July 1, 1999. The note payable balance as of June 30, 2000 and 1999 is $0 and $527, respectively.

On July 14, 1997, the Carolina First Bank loaned the Company $200,000 in the form of a demand note that was secured by all of the assets of the Company and the guarantee of the Company's principal shareholder. The note bears an annual interest rate of 9% and was due on June 30, 1998. The note was renewed on June 30, 1998, in the amount of $199,000, bearing interest at the prime rate, and was renewed again on July 28, 1999, for $199,000 and bearing interest at the prime rate. On October 29, 1999, the Company's principal shareholder personally repaid to the bank the principal and interest due, amounting to $203,202, thereby canceling and discharging all outstanding obligations from the Company to the bank and creating an obligation to the principal shareholder in the same amount. On that same date, the Company issued a note to the principal shareholder in the amount of $203,202, bearing interest at the rate of 10% per annum.

 7. Commitments and Contingencies:
   -----------------------------
On May 1, 1998 the Company entered into a lease agreement for its Westmont, New Jersey office for a period of three years. Rent is payable in monthly installments of $1,702 during the first year of the lease, $1,753 during the second year of the lease, and $1,805 during the third and final year of the lease. The Company occupies the Peabody, Massachusetts location without a lease, paying monthly rent of $1,796.

At June 30, 2000, the Company's future minimum payments under noncancelable leases were as follows:
      Fiscal year 2001                            $ 18,050

Total rental expense was $42,380, $41,346, and $50,160 for the years ended June 30, 2000, 1999 and 1998, respectively.

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------

8. Legal Proceedings:
   -----------------
The Company filed suit against Computer Management Sciences, Inc. (CMSI) in the United States District Court for the District of Massachusetts on October 25, 1996. The suit was seeking damages resulting from the breach of three contracts by CMSI to develop part of a client-server ERP software product, which contracts having been entered into in 1995 and 1996. The Company was seeking an amount in excess of $150,503, which is the amount that the Company paid to CMSI during the course of the contracts, plus costs, interest and such other relief that the Court deemed just and equitable. On January 17, 1997, CMSI filed a counterclaim in the same Court alleging that the Company was liable to CMSI in an amount exceeding $200,000 on account of the Company's alleged breaches of the same contracts. During the year ended June 30, 2000, the Company and CMSI withdrew their respective suits against each other, upon payment of $20,000 to the Company by CMSI.

On June 30, 1998, the Company filed for arbitration against InterObjects, a software development firm, for breach of contract and failure to meet milestones in the development of a new ERP system. The Company made a prepayment of $300,000 in September of 1997 related to this contract, all of which was charged to operating expenses in the year ended June 30, 1998. Development of the new system by InterObjects ceased in January, 1998, and the contract was subsequently terminated. In August, 1999, the Company settled with InterObjects for the return of the $300,000 prepayment to the Company, with $50,000 being repaid in August, 1999, and $10,000 plus interest on the unpaid balance being repaid monthly through September, 2001. The successor company to InterObjects has made all required installment payments through September 1, 2000.

9. Supplemental Disclosure of Cash Flow Information:
   -------------------------------------------------
Cash paid (received) for interest and taxes for the periods indicated were as follows:
                                            Year Ended June 30,
                                            ------------------
                                            2000      1999      1998
                                            ----      ----      ----
Interest, net                            $13,299   $53,942   $17,140
Taxes                                        615     2,631     1,831

10. Preferred Stock:
   ---------------
On June 30, 1998, the Company converted $675,924 in notes payable, $119,525 in accounts payable and $161,279 in accrued interest into 956,728 shares of mandatory redeemable, convertible, Series A preferred stock $1.00 per share par value("preferred stock"). The preferred stock has a 6% cumulative dividend feature and has no voting rights. The Company incurred $4,400 in issuance costs associated with the preferred stock offering and has netted them against the preferred stock carrying amount on the balance sheet. These costs are being accreted from the date of issue until the date of the mandatory redemption.

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------

10. continued

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

11.Stock Option Plan:
   -----------------
During fiscal 1994 the Company adopted the 1993 Stock Option Plan (the "Plan"), and reserved 1,000,000 shares of common stock for issuance under the Plan. Under the Company's incentive and nonqualified stock option plan, incentive stock options can be granted to employees entitling them to purchase shares of common stock within one to ten years from the date of grant at option prices equal to or above the fair market value at the date of grant. Nonqualified stock options are generally granted under the same terms. The exercise price for incentive stock options may not be less than the fair market value of the common stock on the date of the grant (or 110% of fair market value in the case of employees or officers holding 10% or more of the total combined voting power of all classes of stock of the Company). The vesting period for the options is determined by the option committee at the time of the grant.

In October 1995, the FASB issued SFAS NO. 123, "Accounting for Stock-Based Compensation." SFAS NO. 123 is effective for periods beginning after December 15, 1995. SFAS NO. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS NO. 123 in 1996 and has

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
11. continued

applied APB Opinion 25 and related interpretations in accounting for its plans. Had compensation costs for the Company's stock-based compensation plan been determined and recognized based on the fair value at the grant dates as calculated in accordance with SFAS NO. 123, the Company's net loss for the years ended June 30, 2000, 1999 and 1998 would have been as follows:

                                      2000          1999          1998
                                      ----          ----          ----
                                    Net Loss      Net Loss      Net Loss
                                    --------      --------      --------
      Reported                      $(61,739)     $(19,914)   $(251,647)
      Pro forma                     $(62,018)     $(20,034)    (253,207)

During fiscal 1998, the Company granted 210,000 options of which 90,000 were granted to an outside consultant. The cost associated with these 90,000 options amounted to $8,190,of which $7,020 and $1,170 were charged to expense in 1999 and 1998, respectively, in accordance with SFAS NO. 123.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the valuation of the options:

                              June 30, 2000     June 30, 1999     June 30, 1998

    Expected life                   2 years           2 years           2 years
    Expected volatility                150%              150%              150%
    Dividend yield                       0%                0%                0%
    Risk-free interest rate           5.72%             5.60%             5.58%

A summary of the status of the Company's stock option plan as of June 30, 2000, 1999, and 1998, and changes during each of the years then ended, is presented below:

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
11. continued
                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                              Number of          Price per
                                               Shares               Share
                                              ---------          ---------

Options outstanding at June 30, 1997            258,000              . 125
Options granted                                 210,000              . 125
Options exercised                                     0                -
Options canceled                                 (3,000)             . 125
                                                -------
Options outstanding at June 30, 1998            465,000              . 125
Options granted                                       0                -
Options exercised                                     0                -
Options canceled                                      0                -
                                                --------
Options outstanding at June 30, 1999            465,000              . 125
Options granted                                       0                -
Options exercised                                20,000              . 125
Options canceled                                (70,000)             . 125
                                                -------
Options outstanding at June 30, 2000            375,000              . 125
                                                ========

There were 375,000 options exercisable as of June 30, 2000.

The following table summarizes information about stock options outstanding at June 30, 2000

              Options Outstanding                        Options Exercisable
   ------------------------------------------------   -----------------------
                         Weighted-
                          Average       Weighted-                Weighted-
                         Remaining       Average                  Average
Exercise     Number     Contractual     Exercise       Number    Exercise
  Price   Outstanding      Life           Price      Exercisable   Price
--------  -----------   -----------     --------     ----------- ----------
$.125       375,000     5.81 years       $.125         375,000     $.125

There are 605,000 options available for grant as of June 30, 1999, of which commitments have been made to grant options for 150,000 shares at an exercise price of $0.40 per share to a consultant to the Company's majority owned subsidiary, Interactive Mining Technologies, LLC, and 50,000 shares at an exercise price of $0.40 per share to the President of EnerSource Mapping, Inc., a majority owned subsidiary of Interactive Mining Technologies, LLC. The Company expects to grant these options during the second quarter of fiscal year 2001.

The effects of applying SFAS NO. 123 in this disclosure are not indicative of future amounts. SFAS NO. 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------

12.Operating Segments
   ------------------
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in the Company's financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

The Company organizes its business units into three reportable segments: software licenses; software related services; and, mineral exploration products and services. The segments' accounting policies are the same as those described in the summary of significant accounting policies except that interest expense and non-operating income and expenses are not allocated to the individual operating segments when determining segment profit or loss. The Company evaluates performance based on profit or loss from operations before interest and income taxes not including nonrecurring gains and losses.

   Reconciliation of Segment Information
   -------------------------------------

                                    2000          1999          1998
                                    ----          ----          ----

Software Licenses:

     Revenue                        14,971      $318,550      $491,300
     Costs and expenses            211,078       409,407       617,209
                                  --------      --------     ---------
     (Loss) for segment           (196,107)      (90,857)     (125,909)

Software Related Services:

     Revenue                       473,823       537,920       584,799
     Costs and expenses            335,386       430,772       473,561
                                  --------      --------     ---------
     Income for segment            138,437       107,148       111,238

Mineral Exploration Products
    and Services:

     Revenue                        31,970           -             -
     Costs and expenses            305,822           -             -
                                  --------      --------     ---------
     (Loss) for segment           (273,852)          -             -
                                   -------       -------       -------

Total (loss) for segments         (331,522)      $16,291      $(14,671)
                                   =======      ========     =========

                       UNITRONIX CORPORATION AND SUBSIDIARIES
                       --------------------------------------
                    SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                    ---------------------------------------------

Col. A                          Col. B        Col. E     Col. D         Col. E
------                          ------        ------     ------         ------
                              Balance at    Charged to
                               Beginning     Costs and                Balance at
    Description              of Period      Expenses   Deductions* End of Period
    -----------              -----------    ---------- ----------  -------------
Year ended June 30, 2000:
   Allowance for doubtful
        accounts                 $8,402       $3,901     $(4,071)       $8,232

Year ended June 30, 1999:
   Allowance for doubtful
        accounts                  3,526        4,876           0         8,402

Year ended June 30, 1998:
   Allowance for doubtful
       accounts                   4,996        1,638       3,108         3,526




*Write-off (recovery) of bad debts