Form 10-Q
period 2000-09-30
UNITRONIX CORP
filed 2000-11-14
CIK 835270

Form 10-Q
                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2000
                              -------------------------.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,643,718 shares of common stock, no par value, as of November 13, 2000

                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Consolidated Balance Sheets-
          September 30, 2000 and June 30, 2000                    3

Consolidated Statements of Income -
       Three Months Ended September 30, 2000 and 1999             4

Consolidated Statement of Changes in Stockholders' Deficit-
        Three Months Ended September 30, 2000                     5

Consolidated Statements of Cash Flows -
        Three Months Ended September 30, 2000 and 1999            6

Notes to Consolidated Financial Statements                        7


Item 2:

Management's Discussion and Analysis of Results of               10
Operations and Financial Condition for the Three Months
Ended September 30, 2000




Part II.        Other Information                                12

                              UNITRONIX CORPORATION
                         PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
                          CONSOLIDATED BALANCE SHEETS
                                                        September 30,
                                                            2000       June 30,
                                                         (Unaudited)   2000 (1)
                                       ASSETS            -----------   --------
CURRENT ASSETS:
      Cash                                                 $25,601      $35,452
      Accounts receivable, net of allowance for doubtful
      accounts of $11,692 and $8,232 at September 30 and
      June 30, 2000, respectively                           45,979       48,015
      Notes receivable                                     114,583      125,000
      Prepaid expenses and other current assets              3,309        4,339
                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                 189,472      212,806
Notes receivable, long term portion                            -         20,833
Property and equipment, at cost less accumulated
depreciation of $439,013 and $437,671 at September 30 and
June 30, 2000, respectively                                 13,741       15,083
Goodwill, less accumulated amortization of $1,952 at
September 30, 2000 and $1,220 at June 30, 2000              56,614       57,346
Other assets                                                 3,171        4,328
                                                        ----------      -------
TOTAL ASSETS                                              $262,998     $310,396
                                                         =========     ========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable - related parties                     $724,716     $687,195
      Accounts payable                                     102,902      106,653
      Accrued expenses                                      55,960       54,842
      Accrued interest-related party                        26,899       34,481
      Deferred revenue                                      61,062       77,837
                                                          --------      -------
      TOTAL CURRENT LIABILITIES                            971,539      961,008
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES
Series A preferred stock, $1 par value, 6% cumulative
   convertible nonvoting; authorized 1,000,000 shares;
   956,728 issued and outstanding at September 30 and
   June 30, 2000, net of unamortized issuance costs of
   $1,925 at September 30, 2000 and $2,200 at June 30,
   2000, plus undeclared accumulated dividends of $129,159
   at September 30, 2000 and $114,808 at June 30, 2000    1,083,962    1,069,336
STOCKHOLDERS' DEFICIT:
Common stock, no par value; authorized 14,000,000 shares;
   9,643,718 shares issued and outstanding at
   September 30 and June 30, 2000                        3,487,912    3,487,912
Additional paid-in capital                                  47,875       48,150
Accumulated deficit                                     (5,328,290)  (5,256,010)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' DEFICIT                             (1,792,503)  (1,719,948)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $262,998     $310,396
                                                         =========     ========
(1) Derived from audited financial statements.
    See accompanying notes to financial statements.

                              UNITRONIX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                            Three Months Ended
                                                September 30,
                                              2000       1999
                                             ------     ------
REVENUE:
     Software licenses                       $8,750     $6,470
     Software related services              100,819    145,868
     Maps and related services               14,427        -
                                            -------    -------
TOTAL REVENUE                               123,996    152,338
                                            -------    -------
COSTS AND EXPENSES:
     Cost of software related services       33,549     51,185
     Cost of map production                     886        -
     Software development costs              19,141        -
     Selling and marketing expenses           9,398     29,646
     General and administrative             112,303     75,649
                                            -------    -------
TOTAL COSTS AND EXPENSES                    175,277    156,480
                                            -------    -------
(LOSS) FROM OPERATIONS                      (51,281)    (4,142)
INTEREST INCOME (EXPENSE), NET               (6,648)   (10,136)
OTHER INCOME (EXPENSE), NET                     -      275,939
                                            -------    -------
INCOME (LOSS) BEFORE INCOME TAXES           (57,929)   261,661
                                            -------    -------
PROVISION FOR INCOME TAXES                        0          0
                                            -------    -------
NET INCOME (LOSS)                          $(57,929)  $261,661
                                            =======    =======
Basic net income (loss) per share            $(0.01)     $0.03
                                            =======    =======
Shares used in computing basic net
   income (loss) per share                9,643,718  9,456,932
                                            =======    =======
Diluted net income (loss) per share          $(0.01)     $0.02
                                            =======    =======
Shares used in computing diluted net
   income (loss) per share                9,643,718 10,506,064
                                            =======    =======









See notes to financial statements.

                               UNITRONIX CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                   For the Three Months Ended September 30, 2000

                         Common Stock
                        --------------   Additional
                      Shares               Paid-in    Accumulated  Stockholders'
                      Issued      Amount   Capital      Deficit       Deficit
                      ------      ------   -------      -------       -------

Balance,
June 30, 2000       9,643,718  $3,487,912  $48,150    $(5,256,010) $(1,719,948)

Net (loss)                                                (57,929)     (57,929)

Unpaid accumulated
preferred dividends                                       (14,351)     (14,351)

Amortization of
preferred stock
issuance costs                                (275)                       (275)
                    ---------   ---------   ------     ----------   -----------
Balance,
September 30, 2000  9,643,718  $3,487,912  $47,875    $(5,328,290) $(1,792,503)
                    =========   =========   ======     ===========  ===========










See notes to financial statements.

                               UNITRONIX CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                       2000            1999
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                   $(57,929)        $261,661

Adjustments to reconcile net income (loss)to net
      cash provided (used) by operating activities:
      Depreciation and amortization                    2,074            1,635
      Provision for bad debts                          3,460           (4,775)
Decreases (increases) in operating assets:
      Accounts receivable                             (1,424)         (24,280)
      Notes receivable                                31,250         (239,583)
      Prepaid expenses and other current assets        1,030           (8,963)
      Other assets                                     1,157                3

Increases (decreases) in operating liabilities:
      Accounts payable                                (3,751)           5,258
      Accrued expenses                                 1,118           (6,272)
      Accrued interest                                (7,582)           7,500
      Deferred revenue                               (16,775)          26,456
                                                     -------          -------
Net cash provided (used) by operating activities     (47,372)          18,640
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                        37,521            2,000
      Repayments of borrowings                           -               (527)
                                                     -------          -------
Net cash provided by financing activities             37,521            1,473
                                                     -------          -------
Net increase (decrease) in cash                       (9,851)          20,113
Cash at beginning of period                           35,452           14,328
                                                     -------          -------
Cash at end of period                                $25,601          $34,441
                                                     =======          =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                        $18,169           $5,139
     Taxes                                            $1,946             $410





See notes to financial statements.

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Summary of Significant Accounting Policies:
   ------------------------------------------
Basis of Presentation
---------------------
The consolidated financial statements include the accounts of Unitronix Corporation, its majority-owned subsidiary Interactive Mining Technologies, LLC, and its majority-owned subsidiary, EnerSource Mapping, Inc. All significant inter-company accounts and transactions have been eliminated.

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

IMT in turn is the majority shareholder of EnerSource Mapping, Inc. (ESM) a Canadian corporation that is engaged in producing and marketing tenement maps to the mining, exploration and investment communities. At the present time Goldsat Mining, Inc., a Canadian corporation engaged in mineral exploration and development, is the only other shareholder in both IMT and ESM.

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

Footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 Annual Report on Form 10-K.

2.  Net Income (Loss) per Common Share:
   ------------------------------------
Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") Earnings per Share, which requires disclosure of basic earnings per common share and diluted earnings per common share for all periods presented. Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income (loss) per share excludes any dilutive effect of stock options and convertible preferred stock. Diluted net income per share includes the dilutive effect of the assumed exercise of stock options using the treasury stock method,

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

and the assumed conversion of the outstanding convertible preferred stock. The following table shows the computation of basic and diluted net income per share:

                                                 Three Months Ended
                                                    September 30,
                                                 ------------------
                                                  2000        1999
                                                  ----        ----
Numerator:
  Net income (loss)                           $(57,929)   $261,661
  Preferred dividend                                 0           0
                                              --------     -------
Income available to common shareholders       $(57,929)   $261,661
                                              ========     =======

Denominator:
  Weighted average number of shares issued
   and outstanding                           9,643,718   9,456,932
  Assumed exercise of options reduced by
   the number of shares which would have
   been purchased with the proceeds of
   those options                                   -        92,404
  Assumed conversion of preferred stock            -       956,728
                                             ---------   ---------
Total shares                                 9,643,718  10,506,064
                                             =========  ==========
Basic net income (loss) per share               $(0.01)      $0.03
                                             =========   =========
Diluted net (loss) income per share             $(0.01)      $0.02
                                             =========   =========

The number of stock options and warrants outstanding was 1,603,251,and the number of potential shares convertible into common stock from the exercise of convertible preferred stock was 637,819 as of September 30, 2000. Neither of these situations qualify as common stock equivalents for the three month period ended September 30, 2000, as they would have an antidilutive effect on earnings
(loss) per share.

3.  Related Party Transactions
    --------------------------
During the three month period ended September 30, 2000, two shareholders of the Company loaned $27,206 to Interactive Mining Technologies, LLC, the Company's majority-owned subsidiary, to be used to pay operating expenses. During the same period, the minority shareholder of EnerSource Mapping, Inc., loaned that entity $10,315 to pay operating expenses. At the end of the period, the Company's major shareholder was owed a total of $603,555 by the Company and IMT, another shareholder was owed $103,500 by IMT, and the minority owner of IMT and ESM was owed a total of $17,660 by those entities.

During the period ended September 30, 2000, the Company paid $18,169 to it's principal shareholder for overdue interest on loans that had been granted to the Company.

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

4.  Operating Segments
    ------------------
The Company organizes its business units into three reportable segments: software licenses; software related services; and, mineral exploration products. The segments' accounting policies are the same as those described in the summary of significant accounting policies except that interest expense and non-operating income and expenses are not allocated to the individual operating segments when determining segment profit or loss. The Company evaluates performance based on profit or loss from operations before interest and income taxes, not including nonrecurring gains and losses.

A summary of the segment information for the three months ended September 30, 2000 and 1999 is presented below.

                                                Three Months Ended
                                                   September 30,
                                                ------------------
                                                 2000        1999
                                                 ----        ----
Software licenses:

     Revenue                                    $8,750      $6,470
     Costs and expenses                          1,024      60,709
                                              --------     -------
     Income (loss) for segment                   7,726     (54,239)
                                              --------     -------
Software Related Services:

     Revenue                                   100,819     145,868
     Costs and expenses                         63,974      95,771
                                              --------     -------
     Income for segment                         36,845      50,097
                                              --------     -------
Mineral Exploration Products
    and Services:

     Revenue                                    14,427         -
     Costs and expenses                        110,279         -
                                              --------     -------
     Income for segment                        (95,852)        -
                                              --------     -------
Total income (loss) for segments              $(51,281)    $(4,142)
                                              ========     =======

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

FORWARD LOOKING STATEMENTS
--------------------------
In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS
---------------------
The Company and it's majority-owned subsidiaries continued to sell PRAXA soft-ware, software support services and mineral exploration products and services during the past three months. The only software sale was a PRAXA license upgrade to an existing customer. EnerSource Mapping, Inc., a majority-owned subsidiary of Interactive Mining Technologies, LLC, continued in the business of selling tenement maps to mineral exploration, mining and investment cust-omers, as well as related services. IMT does not currently have products or services to market.

Based upon a decision that was made by the Company's Board of Directors, manage-ment took steps during October, 2000 to attempt to sell the PRAXA business sector. The business, which includes ownership of the PRAXA software, existing sales and software support agreements, and certain computer systems and office equipment, was listed with a nation-wide business broker. If the PRAXA business is sold, funds resulting from the sale will be used by the Company to finance development of products and services by IMT. There can be no assurances that a buyer will be found for the PRAXA business.

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
                                 (continued)

First Quarter Ended September 30, 2000, Compared to the First Quarter Ended
---------------------------------------------------------------------------
September 30, 1999
------------------

During the three month period ended September 30, 2000, revenues decreased by 19% from the like period in 1999. Software license revenue was approximately the same for both periods, while revenue from software related services declined by 31%. This decrease was due to reduced revenue from PRAXA support agreements, a trend that has been on-going for several years and that manage-ment expects to continue in the future. Revenue from the sale of tenement maps and related mineral exploration services by EnerSource Mapping, Inc., partially offset the decrease in software support revenue.

The cost of providing software related services decreased by 34% from the period ended September 30, 1999,to the period ended September 30, 2000, due to fewer PRAXA users requiring support and consulting services. Selling expenses for PRAXA software and support services were reduced to approximately $2,000 for the period ended September 30, 2000, since the Company no longer has resources dedicated to selling these products. Approximately $7,000 of selling expenses were incurred by EnerSource Mapping, Inc.

Software development costs of approximately $19,000 were incurred by Interactive Mining, LLC, in completing the evaluation phase of its project to develop soft-ware that will assist it's users in locating commercially exploitable mineral deposits. A contract to proceed with the development of the software is currently being negotiated by IMT management with a software development firm.

General and administrative expenses ("G & A") increased by 48% from the period ended September 30, 1999, to the like period in 2000. The G & A expenses for the PRAXA software license and software services business sector decreased by 61%, or $46,000, from the 1999 period to the 2000 period. This reduction was due to a decrease in scheduled work hours and salaries for the software support staff and the Chief Financial Officer, and the allocation of all of the time of the Company's product development manager to the Company's subsid-iaries. G & A expense for the Company's subsidiaries was approximately $83,000 for the three months ended September 30, 2000.

The reduction in revenues and increase in costs and expenses for the consol-idated companies resulted in a loss from operations of approximately $51,000 for the three months ended September 30, 2000, as compared with a loss from operations of $4,000 for the like period in 1999.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2000, the working capital deficit was $(782,067) as compared to a deficit of $(748,202) at June 30, 2000. The increased deficit is due to lower cash and notes receivable balances and higher notes payable at Septem-ber 30.

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
                                (continued)

Management projects that capital from sources other than operations will be required to fund the Company's ownership positions in Interactive Mining and EnerSource Mapping. The Company anticipates raising this capital through the sale of the PRAXA business sector and the private placement of stock in the Company. This plan will require that new shares be authorized by the current shareholders, as there is not sufficient stock available to execute the plan. The shares held by existing shareholders will be diluted to the extent that new stock is issued. There can be no assurance that the Company will be able to raise these additional funds and failure to do so may have a material adverse impact on the Company's business and operations.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently involved in any legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits

    Exhibit 27. Financial Data Schedule

B. Reports on Form 8-K

    The Company did not file any reports on Form 8-K during this quarter.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Unitronix Corporation
Date: November 14, 2000
                                       By: /s/William C. Wimer
                                           ---------------
                                           William C. Wimer
                                           Vice President, Operations and
                                           Chief Financial Officer