Form 10-Q
period 2000-12-31
UNITRONIX CORP
filed 2001-02-13
CIK 835270

Form 10-Q
                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 2000
                              -------------------------.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,643,718 shares of common stock, no par value, as of February 13, 2001

                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Consolidated Balance Sheets-
           December 31, 2000 and June 30, 2000                    3

Consolidated Statements of Income -
        Three Months Ended December 31, 2000 and 1999
        and Six Months Ended December 31, 2000 and 1999           4

Consolidated Statement of Changes in Stockholders' Deficit-
           Six Months Ended December 31, 2000                     5

Consolidated Statements of Cash Flows -
           Six Months Ended December 31, 2000 and 1999            6

Notes to Consolidated Financial Statements                        7


Item 2:

Management's Discussion and Analysis of Results of               10
Operations and Financial Condition for the Three Months
Ended December 31, 2000 and the Six Months Ended
December 31, 2000




Part II.        Other Information                                13

                              UNITRONIX CORPORATION
                         PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
                          CONSOLIDATED BALANCE SHEETS
                                                         December 31,
                                                            2000       June 30,
                                                         (Unaudited)   2000 (1)
                                       ASSETS            -----------   --------
CURRENT ASSETS:
      Cash                                                  $2,478      $35,452
      Accounts receivable, net of allowance for doubtful
      accounts of $8,835 and $8,232 at December 31 and
      June 30, 2000, respectively                           27,706       48,015
      Notes receivable                                      72,917      125,000
      Prepaid expenses and other current assets              7,424        4,339
                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                 110,525      212,806
Notes receivable, long term portion                            -         20,833
Property and equipment, at cost less accumulated
depreciation of $439,924 and $437,671 at December 31 and
June 30, 2000, respectively                                 12,830       15,083
Goodwill, less accumulated amortization of $2,440 at
December 31, 2000 and $1,220 at June 30, 2000               56,126       57,346
Other assets                                                 3,172        4,328
                                                        ----------      -------
TOTAL ASSETS                                              $182,653     $310,396
                                                         =========     ========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable - related parties                     $727,216     $687,195
      Accounts payable                                     122,841      106,653
      Accrued expenses                                      34,022       54,842
      Accrued interest-related party                        37,486       34,481
      Deferred revenue                                      35,762       77,837
                                                          --------      -------
      TOTAL CURRENT LIABILITIES                            957,327      961,008
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES
Series A preferred stock, $1 par value, 6% cumulative
   convertible nonvoting; authorized 1,000,000 shares;
   956,728 issued and outstanding at December 31 and
   June 30, 2000, net of unamortized issuance costs of
   $1,650 at December 31, 2000 and $2,200 at June 30,
   2000, plus undeclared accumulated dividends of $143,510
   at December 31, 2000 and $114,808 at June 30, 2000    1,098,588    1,069,336
STOCKHOLDERS' DEFICIT:
Common stock, no par value; authorized 14,000,000 shares;
   9,643,718 shares issued and outstanding at
   December 31 and June 30, 2000                         3,487,912    3,487,912
Additional paid-in capital                                  47,600       48,150
Accumulated deficit                                     (5,408,774)  (5,256,010)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' DEFICIT                             (1,873,262)  (1,719,948)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $182,653     $310,396
                                                         =========     ========
(1) Derived from audited financial statements.
    See accompanying notes to financial statements.

                              UNITRONIX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                         Three Months Ended    Six Months Ended
                                             December 31,        December 31,
                                           2000       1999     2000       1999
                                          ------     ------   ------     ------
REVENUE:
     Software licenses                    $6,806     $8,251  $15,556    $14,721
     Software related services            80,492    119,311  181,311    265,179
     Maps and related services            11,701        -     26,128        -
                                         -------    -------  -------    -------
TOTAL REVENUE                             98,999    127,562  222,995    279,900
                                         -------    -------  -------    -------
COSTS AND EXPENSES:
     Cost of software licenses               -        1,090      -        1,090
     Cost of software related services    34,105     54,402   67,654    105,587
     Cost of map production                  444        -      1,330        -
     Software development costs            2,583     10,500   21,724     10,500
     Selling and marketing expenses        8,440     25,866   17,838     55,512
     General and administrative          112,792     98,016  225,095    173,665
                                         -------    -------  -------    -------
TOTAL COSTS AND EXPENSES                 158,364    189,874  333,641    346,354
                                         -------    -------  -------    -------
(LOSS) FROM OPERATIONS                   (59,365)   (62,312)(110,646)   (66,454)
INTEREST INCOME (EXPENSE), NET            (6,768)    (7,317) (13,416)   (17,453)
OTHER INCOME (EXPENSE), NET                  -           -       -      275,939
                                         -------    -------  -------    -------
INCOME (LOSS) BEFORE INCOME TAXES        (66,133)   (69,629)(124,062)   192,032
                                         -------    -------  -------    -------
PROVISION FOR INCOME TAXES                     0          0        0          0
                                         -------    -------  -------    -------
NET INCOME (LOSS)                       $(66,133)  $(69,629)$(124,062) $192,032
                                         =======    =======   =======   =======
Basic net income (loss) per share         $(0.01)    $(0.01)   $(0.01)    $0.02
                                         =======    =======   =======   =======
Shares used in computing basic net
   income (loss) per share             9,643,718  9,456,932 9,643,718 9,456,932
                                         =======    =======   =======   =======
Diluted net income (loss) per share       $(0.01)    $(0.01)   $(0.01)    $0.02
                                         =======    =======   =======   =======
Shares used in computing diluted net
   income (loss) per share            9,643,718  9,456,932 9,643,718 10,679,465
                                        =======    =======   =======    =======








See notes to financial statements.

                               UNITRONIX CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                      For the Six Months Ended December 31, 2000

                         Common Stock
                        --------------   Additional
                      Shares               Paid-in    Accumulated  Stockholders'
                      Issued      Amount   Capital      Deficit       Deficit
                      ------      ------   -------      -------       -------

Balance,
June 30, 2000       9,643,718  $3,487,912  $48,150    $(5,256,010) $(1,719,948)

Net (loss)                                               (124,062)    (124,062)

Unpaid accumulated
preferred dividends                                       (28,702)     (28,702)

Amortization of
preferred stock
issuance costs                                (550)                       (550)
                    ---------   ---------   ------     ----------   -----------
Balance,
December 30, 2000   9,643,718  $3,487,912  $47,600    $(5,408,774) $(1,873,262)
                    =========   =========   ======     ===========  ===========










See notes to financial statements.

                               UNITRONIX CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                  Six Months Ended December 31,
                                                --------------------------------
                                                       2000            1999
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                  $(124,062)        $192,032

Adjustments to reconcile net income (loss)to net
      cash provided (used) by operating activities:
      Depreciation and amortization                    3,476            3,270
      Provision for bad debts                            -             (4,775)
Decreases (increases) in operating assets:
      Accounts receivable                             20,309           17,757
      Notes receivable                                72,916         (208,333)
      Prepaid expenses and other current assets       (3,088)         (11,015)
      Other assets                                     1,156                3

Increases (decreases) in operating liabilities:
      Accounts payable                                16,188            6,434
      Accrued expenses                               (20,820)         (14,445)
      Accrued interest                                 3,005           (3,035)
      Deferred revenue                               (42,075)          13,831
                                                     -------          -------
Net cash (used) by operating activities              (72,995)          (8,276)
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                        40,021          268,202
      Repayments of borrowings                           -           (252,527)
                                                     -------          -------
Net cash provided by financing activities             40,021           15,675
                                                     -------          -------
Net increase (decrease) in cash                      (32,974)           7,399
Cash at beginning of period                           35,452           14,328
                                                     -------          -------
Cash at end of period                                 $2,478          $21,727
                                                     =======          =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                        $18,169          $30,428
     Taxes                                            $1,946             $410





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

                                           Three Months Ended   Six Months Ended
                                              December 31,         December 31,
                                           ------------------   ----------------
                                           2000       1999       2000      1999
                                           ----       ----       ----      ----
Numerator:
  Net income (loss)                    $(66,133)  $(69,629) $(124,062) $192,032
  Preferred dividend                        -          -          -         -
                                        -------    -------    -------   -------
Income available to common shareholders$(66,133)  $(69,629) $(124,062) $192,032
                                        =======    =======    =======   =======

Denominator:
  Weighted average number of shares
   issued and outstanding             9,643,718  9,456,932  9,643,718 9,456,932
  Assumed exercise of options reduced
   by the number of shares which would
   have been purchased with the
   proceeds of those options                -          -          -     256,805
  Assumed conversion of preferred stock     -          -          -     956,728
                                        -------    -------   -------    -------
Total shares                          9,643,718  9,456,932 9,643,718 10,679,660
                                      =========  ========= ========= ==========
Basic net income (loss) per share        $(0.01)    $(0.01)   $(0.01)     $0.02
                                      =========  ========= ========= ==========
Diluted net (loss) income per share      $(0.01)    $(0.01)   $(0.01)     $0.02
                                      =========  ========= ========= ==========

The number of stock options and warrants outstanding was 1,603,251,and the number of potential shares convertible into common stock from the exercise of convertible preferred stock was 637,819 as of December 31, 2000. Neither of these situations qualify as common stock equivalents for the three month and six month periods ended December 31, 2000, as they would have an antidilutive effect on the (loss) per share.

3.  Related Party Transactions
    --------------------------
During the three month period ended December 31, 2000, the Company's major shareholder loaned $2,500 to the Company to pay operating expenses. At the end of the period, the Company's major shareholder was owed a total of $606,055 by the Company and IMT, another shareholder was owed $103,500 by IMT, and the minority owner of IMT and ESM was owed a total of $17,660 by those entities.

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

A summary of the segment information for the three month and six month periods ended December 31, 2000 and 1999 is presented below.

                                         Three Months Ended    Six Months Ended
                                            December 31,         December 31,
                                         ------------------   ------------------
                                          2000        1999     2000        1999
                                          ----        ----     ----        ----
Software licenses:

     Revenue                             $6,806      $8,251  $15,556    $14,721
     Costs and expenses                   1,024     108,381    2,048    169,090
                                       --------     -------  -------    -------
     Income (loss) for segment            5,782    (100,130)  13,508   (154,369)
                                       --------     -------  -------    -------
Software Related Services:

     Revenue                             80,492     119,311  181,311    265,179
     Costs and expenses                  89,350      81,493  153,324    177,264
                                       --------     -------  -------    -------
     Income (loss) for segment           (8,858)     37,818   27,987     87,915
                                       --------     -------  -------    -------
Mineral Exploration Products
    and Services:

     Revenue                             11,701         -     26,128        -
     Costs and expenses                  67,990         -    178,269        -
                                       --------     -------  -------    -------
     (Loss) for segment                 (56,289)        -   (152,141)       -
                                       --------     -------  -------    -------
Total (loss) for segments              $(59,365)   $(62,312)(110,646)   (66,454)
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

RESULTS OF OPERATIONS
---------------------
The Company and it's majority-owned subsidiaries continued to sell PRAXA soft-ware, software support services and mineral exploration products and services during the past six months. The only software sale was a PRAXA license upgrade to an existing customer. EnerSource Mapping, Inc., a majority-owned subsidiary of Interactive Mining Technologies, LLC, continued in the business of selling tenement maps to mineral exploration, mining and investment cust-omers, as well as related services. IMT does not currently have products or services to market.

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

On February 12, 2001, Mr. Glen E. Jones resigned as President and a director of EnerSource Mapping, Inc. The impact of this resignation upon the future operations of EnerSource Mapping, Inc. has not yet been determined by EnerSource Mapping management.

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
                                 (continued)

Second Quarter Ended December 31, 2000, Compared to the Second Quarter Ended
----------------------------------------------------------------------------
December 31, 1999
-----------------

During the three month period ended December 31, 2000, revenues decreased by 22% from the like period in 1999. Software license revenue was approximately the same for both periods, while revenue from software related services declined by 33%. This decrease was due to reduced revenue from PRAXA support agreements, a trend that has been on-going for several years and that manage-ment expects to continue in the future. Revenue from the sale of tenement maps and related mineral exploration services by EnerSource Mapping, Inc., partially offset the decrease in software support revenue.

The cost of providing software related services decreased by 37% from the period ended December 31, 1999,to the period ended December 31, 2000, due to fewer PRAXA users requiring support and consulting services. Selling expenses for PRAXA software and support services were reduced to approximately $2,000 for the period ended December 31, 2000, since the Company no longer has resources dedicated to selling these products. Approximately $7,000 of selling expenses were incurred by EnerSource Mapping, Inc.

Software development costs of approximately $2,600 were incurred by Interactive Mining, LLC, for funding the preparation of a proposal to develop soft-ware that will assist it's users in locating commercially exploitable mineral deposits. A contract to proceed with the development of the software is being negotiated by IMT management with the software development firm that prepared the proposal.

General and administrative expenses ("G & A") increased by 15% from the period ended December 31, 1999, to the like period in 2000. The G & A expenses for the PRAXA software license and software services business sector decreased by 45%, or $44,000, from the 1999 period to the 2000 period. This reduction was due to a decrease in scheduled work hours and salaries for the software support staff and the Chief Financial Officer, and the allocation of all of the time of the Company's product development manager to the Company's subsid-iaries. G & A expense for the Company's subsidiaries was approximately $58,600 for the three months ended December 31, 2000.

The reduction in revenues and increase in costs and expenses for the consol-idated companies resulted in a loss from operations of approximately $59,000 for the three months ended December 31, 2000, as compared with a loss from operations of approximately $62,000 for the like period in 1999.

Six Months Ended December 31, 2000, Compared to the Six Months Ended
--------------------------------------------------------------------
December 31, 1999
-----------------

During the six month period ended December 31, 2000, revenues decreased by

                         UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
                                (continued)

20% from the like period in 1999. Software license revenue was approximately the same for both periods, while revenue from software related services declined by 32%. This decrease was due to reduced revenue from PRAXA support agreements, a trend that has been on-going for several years and that manage-ment expects to continue in the future. Revenue from the sale of tenement maps and related mineral exploration services by EnerSource Mapping, Inc., partially offset the decrease in software support revenue.

The cost of providing software related services decreased by 36% from the period ended December 31, 1999,to the period ended December 31, 2000, due to fewer PRAXA users requiring support and consulting services. Selling expenses for PRAXA software and support services were reduced to approximately $5,000 for the period ended December 31, 2000, since the Company no longer has resources dedicated to selling these products. Approximately $12,000 of selling expenses were incurred by EnerSource Mapping, Inc.

Software development costs of approximately $22,000 were incurred by Interactive Mining, LLC, for funding the initial stage of a project to develop soft-ware that will assist it's users in locating commercially exploitable mineral deposits. A contract to proceed with the development of the software is being negotiated by IMT management with the software development firm that performed the initial phase of the project.

General and administrative expenses ("G & A") increased by 30% from the period ended December 31, 1999, to the like period in 2000. The G & A expenses for the PRAXA software license and software services business sector decreased by 52%, or $90,000, from the 1999 period to the 2000 period. This reduction was due to a decrease in scheduled work hours and salaries for the software support staff and the Chief Financial Officer, and the allocation of all of the time of the Company's product development manager to the Company's subsid-iaries. G & A expense for the Company's subsidiaries was approximately $141,500 for the six months ended December 31, 2000.

The reduction in revenues and increase in costs and expenses for the consol-idated companies resulted in a loss from operations of approximately $110,600 for the six months ended December 31, 2000, as compared with a loss from operations of approximately $66,500 for the like period in 1999.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2000, the working capital deficit was $(846,802) as compared to a deficit of $(748,202) at June 30, 2000. The increased deficit is due to lower cash. accounts receivable and notes receivable balances and higher notes payable and accounts payable balances at December 31.

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


                                       Unitronix Corporation
Date: February 13, 2001
                                       By: /s/William C. Wimer
                                           ---------------
                                           William C. Wimer
                                           Vice President, Operations and
                                           Chief Financial Officer