Form 10-Q
period 2001-03-31
UNITRONIX CORP
filed 2001-05-15
CIK 835270

Form 10-Q
                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2001
                              -------------------------.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,643,718 shares of common stock, no par value, as of May 10, 2001

                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Consolidated Balance Sheets-
              March 31, 2001 and June 30, 2000                    3

Consolidated Statements of Income -
        Three Months Ended March 31, 2001 and 2000
        and Nine Months Ended March 31, 2001 and 2000             4

Consolidated Statement of Changes in Stockholders' Deficit-
           Nine Months Ended March 31, 2001                       5

Consolidated Statements of Cash Flows -
           Nine Months Ended March 31, 2001 and 2000              6

Notes to Consolidated Financial Statements                        7


Item 2:

Management's Discussion and Analysis of Results of               10
Operations and Financial Condition for the Three Months
Ended March 31, 2001 and the Nine Months Ended
March 31, 2001




Part II.        Other Information                                13

                              UNITRONIX CORPORATION
                         PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
                          CONSOLIDATED BALANCE SHEETS
                                                           March 31,
                                                            2001       June 30,
                                                         (Unaudited)   2000 (1)
                                       ASSETS            -----------   --------
CURRENT ASSETS:
      Cash                                                  $1,040      $35,452
      Accounts receivable, net of allowance for doubtful
      accounts of $9,205 and $8,232 at March 31, 2001 and
      June 30, 2000, respectively                           38,601       48,015
      Notes receivable                                      52,083      125,000
      Prepaid expenses and other current assets              4,965        4,339
                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                  96,690      212,806
Note receivable, long term portion                             -         20,833
Property and equipment, at cost less accumulated
depreciation of $440,095 and $437,671 at March 31, 2001
and June 30, 2000, respectively                             11,999       15,083
Goodwill, less accumulated amortization of $3,050 at
March 31, 2001 and $1,220 at June 30, 2000                  55,516       57,346
Other assets                                                 6,922        4,328
                                                        ----------      -------
TOTAL ASSETS                                              $167,376     $310,396
                                                         =========     ========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable - related parties                     $735,147     $687,195
      Accounts payable                                     149,959      106,653
      Accrued expenses                                      27,282       54,842
      Accrued interest-related party                        49,162       34,481
      Deferred revenue                                      41,688       77,837
                                                          --------      -------
      TOTAL CURRENT LIABILITIES                          1,001,238      961,008
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES
Series A preferred stock, $1 par value, 6% cumulative
   convertible nonvoting; authorized 1,000,000 shares;
   956,728 issued and outstanding at March 31, 2001 and
   June 30, 2000, net of unamortized issuance costs of
   $1,375 at March 31, 2001 and $2,200 at June 30,
   2000, plus undeclared accumulated dividends of $157,861
   at March 31, 2001 and $114,808 at June 30, 2000       1,113,214    1,069,336
STOCKHOLDERS' DEFICIT:
Common stock, no par value; authorized 14,000,000 shares;
   9,643,718 shares issued and outstanding at March 31,
   2001 and June 30, 2000.                               3,487,912    3,487,912
Additional paid-in capital                                  47,325       48,150
Accumulated deficit                                     (5,482,313)  (5,256,010)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' DEFICIT                             (1,947,076)  (1,719,948)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $167,376     $310,396
                                                         =========     ========
(1) Derived from audited financial statements.
    See accompanying notes to financial statements.

                              UNITRONIX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                         Three Months Ended   Nine Months Ended
                                               March 31,           March 31,
                                           2001       2000     2001       2000
                                          ------     ------   ------     ------
REVENUE:
     Software licenses                       -          -    $15,556    $14,721
     Software related services           $65,682   $108,974  246,993    374,153
     Maps and related services               -       16,105   26,128     16,105
                                         -------    -------  -------    -------
TOTAL REVENUE                             65,682    125,079  288,677    404,979
                                         -------    -------  -------    -------
COSTS AND EXPENSES:
     Cost of software licenses               -          -        -        1,090
     Cost of software related services    33,052     45,558  100,706    151,145
     Cost of map production                1,564     24,023    2,894     24,023
     Software development costs              -       20,394   21,724     30,894
     Selling and marketing expenses        1,544     29,579   19,382     85,091
     General and administrative           78,965    152,585  304,060    326,250
                                         -------    -------  -------    -------
TOTAL COSTS AND EXPENSES                 115,125    272,139  448,766    618,493
                                         -------    -------  -------    -------
(LOSS) FROM OPERATIONS                   (49,443)  (147,060)(160,089)  (213,514)
INTEREST INCOME (EXPENSE), NET           (10,405)   (11,672) (23,821)   (29,125)
OTHER INCOME (EXPENSE), NET                  660      6,109      660    282,048
                                         -------    -------  -------    -------
INCOME (LOSS) BEFORE INCOME TAXES        (59,188)  (152,623)(183,250)    39,409
                                         -------    -------  -------    -------
PROVISION FOR INCOME TAXES                     0          0        0          0
                                         -------    -------  -------    -------
NET INCOME (LOSS)                       $(59,188) $(152,623)$(183,250)  $39,409
                                         =======    =======   =======   =======
Basic net income (loss) per share         $(0.01)    $(0.02)   $(0.02)    $0.00
                                         =======    =======   =======   =======
Shares used in computing basic net
   income (loss) per share             9,643,718  9,458,690 9,643,718 9,457,514
                                         =======    =======   =======   =======
Diluted net income (loss) per share       $(0.01)    $(0.02)   $(0.02)    $0.00
                                         =======    =======   =======   =======
Shares used in computing diluted net
   income (loss) per share             9,643,718  9,458,690 9,643,718 11,120,869
                                        =======    =======   =======    =======








See notes to financial statements.

                               UNITRONIX CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                       For the Nine Months Ended March 31, 2001

                         Common Stock
                        --------------   Additional
                      Shares               Paid-in    Accumulated  Stockholders'
                      Issued      Amount   Capital      Deficit       Deficit
                      ------      ------   -------      -------       -------

Balance,
June 30, 2000       9,643,718  $3,487,912  $48,150    $(5,256,010) $(1,719,948)

Net (loss)                                               (183,250)    (183,250)

Unpaid accumulated
preferred dividends                                       (43,053)     (43,053)

Amortization of
preferred stock
issuance costs                                (825)                       (825)
                    ---------   ---------   ------     ----------   -----------
Balance,
March 31, 2000      9,643,718  $3,487,912  $47,325    $(5,482,313) $(1,947,076)
                    =========   =========   ======     ===========  ===========










See notes to financial statements.

                               UNITRONIX CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                   Nine Months Ended March 31,
                                                --------------------------------
                                                       2001            2000
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                  $(183,250)         $39,409

Adjustments to reconcile net income (loss)to net
      cash provided (used) by operating activities:
      Depreciation and amortization                    4,254            6,083
      Provision for bad debts                            -             (7,480)
Decreases (increases) in operating assets:
      Accounts receivable                              9,414           (6,407)
      Notes receivable                                93,750         (177,083)
      Prepaid expenses and other current assets         (626)          (5,232)
      Other assets                                     1,156           (1,421)

Increases (decreases) in operating liabilities:
      Accounts payable                                41,306           75,078
      Accrued expenses                               (27,560)          (6,580)
      Accrued interest                                14,681           13,716
      Deferred revenue                               (36,149)           5,825
                                                     -------          -------
Net cash (used) by operating activities              (83,024)         (64,092)
                                                     -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sale (purchase) of equipment, net                  660           (4,148)
      Purchase of other assets                           -            (32,726)
                                                     -------          -------
Net cash provided by investing activities                660          (36,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock                 -              2,500
      Proceeds from borrowings                        47,952          348,214
      Repayments of borrowings                           -           (252,527)
                                                     -------          -------
Net cash provided by financing activities             47,952           98,187
                                                     -------          -------
Net (decrease) in cash                               (34,412)          (2,815)
Cash at beginning of period                           35,452           14,328
                                                     -------          -------
Cash at end of period                                 $1,040          $11,513
                                                     =======          =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                        $18,169          $30,428
     Taxes                                            $1,946             $410

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

The Company is the majority shareholder of Interactive Mining Technologies, LLC, (IMT) a South Carolina limited liability company, that is engaged in developing products and services for sale to the mineral exploration, mining and related investment industries. Goldsat Mining, Inc., a Canadian corporation engaged in mineral exploration and development, is the only other member of IMT. IMT currently has no marketable products or services.

Until April 30, 2001, IMT was the majority shareholder of EnerSource Mapping, Inc., (ESM) a Canadian corporation that is engaged in producing and marketing tenement maps to the mining, exploration and investment communities. On April 30, 2001, an agreement that was effective as of April 19, 2001, was executed by officers of the Company, IMT and Goldsat Mining, Inc., to sell IMT's interests in EnerSource Mapping, Inc. and the rights to a mining industry internet domain name to Goldsat Mining for $200,000 Canadian, a warrant to purchase one million shares of Goldsat Mining common stock for $0.20 Canadian per share and the return to the Company of 156,786 shares of common stock of the Company that was issued to Glen and Sandra Jones in 2000 as partial payment for the purchase of the assets of Glen Jones Enterprises.

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

2.  Net Income (Loss) per Common Share:
   ------------------------------------
Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") Earnings per Share, which requires

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

disclosure of basic earnings per common share and diluted earnings per common share for all periods presented. Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income (loss) per share excludes any dilutive effect of stock options and convertible preferred stock. Diluted net income per share includes the dilutive effect of the assumed exercise of stock options using the treasury stock method, and the assumed conversion of the outstanding convertible preferred stock. The following table shows the computation of basic and diluted net income per share:

                                           Three Months Ended  Nine Months Ended
                                                March 31,           March 31,
                                           ------------------   ----------------
                                           2001       2000       2001      2000
                                           ----       ----       ----      ----
Numerator:
  Net income (loss)                    $(59,188) $(152,623) $(183,250)  $39,409
  Preferred dividend                        -          -          -         -
                                        -------    -------    -------   -------
Income available to common shareholders$(59,188) $(152,623) $(183,250)  $39,409
                                        =======    =======    =======   =======

Denominator:
  Weighted average number of shares
   issued and outstanding             9,643,718  9,458,690  9,643,718 9,457,514
  Assumed exercise of options and
   warrants reduced by the number of
   shares which would have been
   purchased with the proceeds of
   those options and warrants               -          -          -     706,627
  Assumed conversion of preferred stock     -          -          -     956,728
                                        -------    -------   -------    -------
Total shares                          9,643,718  9,458,690 9,643,718 11,120,869
                                      =========  ========= ========= ==========
Basic net income (loss) per share        $(0.01)    $(0.01)   $(0.01)     $0.00
                                      =========  ========= ========= ==========
Diluted net (loss) income per share      $(0.01)    $(0.01)   $(0.01)     $0.00
                                      =========  ========= ========= ==========

The number of stock options and warrants outstanding was 1,841,251,and the number of potential shares convertible into common stock from the exercise of convertible preferred stock was 637,819 as of March 31, 2001. Neither of these situations qualify as common stock equivalents for the three month and six month periods ended March 31, 2001, as they would have an antidilutive effect on the (loss) per share.

The number of stock options and warrants outstanding was 1,413,251 and the number of potential shares convertible into common stock from the exercise of convertible preferred stock was 956,728 as of March 31, 2000. Neither of these situations qualify as common stock equivalents for the three month period ended March 31, 2000, as they would have an antidilutive effect on the (loss) per share.

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

3.  Related Party Transactions
    --------------------------
During the three month period ended March 31, 2001, the Company's major shareholder loaned $8,000 to the Company to pay operating expenses. At the end of the period, the Company's major shareholder was owed a total of $614,055 by the Company and IMT, another shareholder was owed $103,500 by IMT, and the minority owner of IMT and ESM was owed a total of $17,660 by those entities.

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

A summary of the segment information for the three month and nine month periods ended March 31, 2001 and 2000 is presented below.

                                       Three Months Ended     Nine Months Ended
                                            March 31,             March 31,
                                       ------------------     ------------------
                                        2001        2000       2001        2000
                                        ----        ----       ----        ----
Software licenses:

     Revenue                               $0          $0    $15,556    $14,721
     Costs and expenses                     0      53,103      2,048    196,005
                                     --------     -------    -------    -------
     Income (loss) for segment              0     (53,103)    13,508   (181,284)
                                     --------     -------    -------    -------
Software Related Services:

     Revenue                           65,682     108,974    246,993    374,153
     Costs and expenses                55,891      81,980    209,215    257,710
                                     --------     -------    -------    -------
     Income (loss) for segment          9,791      26,994     37,778    116,443
                                     --------     -------    -------    -------
Mineral Exploration Products
    and Services:

     Revenue                                0      16,105     26,128     16,105
     Costs and expenses                59,234     137,056    237,503    164,778
                                     --------     -------    -------    -------
     (Loss) for segment               (59,234)   (120,951)  (211,375)  (148,673)
                                     --------     -------    -------    -------
Total (loss) for segments            $(49,443)  $(147,060) $(160,089) $(213,514)
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

RESULTS OF OPERATIONS
---------------------
The Company and it's majority-owned subsidiaries continued to sell PRAXA soft-ware, software support services and mineral exploration products and services during the past nine months. The only software sale was a PRAXA license upgrade to an existing customer. EnerSource Mapping, Inc., a majority-owned subsidiary of Interactive Mining Technologies, LLC, continued in the business of selling tenement maps to mineral exploration, mining and investment cust-omers, as well as related services. Depressed prices for most base metals has resulted in reduced exploration activities by most mining and exploration companies, which negatively effected the business of EnerSource Mapping. IMT does not currently have products or services to market.

Based upon a decision that was made by the Company's Board of Directors, manage-ment has taken steps to attempt to sell the PRAXA software and support business sector. The business, which includes ownership of the PRAXA software, existing sales and software support agreements, and certain computer systems and office equipment, is listed with a nation-wide business broker. If the PRAXA business is sold, funds resulting from the sale will be used by the Company to finance development of products and services by IMT. There can be no assurances that a buyer will be found for the PRAXA business.

On February 12, 2001, Mr. Glen E. Jones resigned as President and director of EnerSource Mapping, Inc. This resignation resulted in a suspension of all of the activities of EnerSource Mapping.

Because the outlook for the business niche that EnerSource Mapping occupies is not encouraging, the Board of Directors and management of the Company and IMT agreed to sell IMTs interest in EnerSource Mapping to the minority shareholder, Goldsat Mining, Inc. In return for its interests in EnerSource Mapping, Inc., and the ownership of the mining exchange.com and mining exchange.net internet domain names, IMT received a one year promissory note for $200,000 Canadian from Goldsat Mining, a warrant that allows IMT to purchase up to one million shares

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
                                 (continued)

of Goldsat Mining common stock for $0.20 Canadian within thirteen months of the closing date of the sale, and the return of 156,786 shares of the Company's common stock that was issued to Glen and Sandra Jones as partial payment for the assets of Glen Jones Enterprises in 2000. The sale to Goldsat Mining was finalized on April 30, 2000.

Third Quarter Ended March 31, 2001, Compared to the Third Quarter Ended
-----------------------------------------------------------------------
March 31, 2000
--------------

During the three month period ended March 31, 2001, revenues decreased by 47% from the like period in 2000. Revenue from software related services declined by 40%, a trend that has been on-going for several years and that management expects to continue in the future as PRAXA users convert to other ERP and MRP software. There was no revenue from the sale of tenement maps and related mineral exploration services by EnerSource Mapping, Inc., due to the unexpected resignation of the President of EnerSource Mapping in January, 2001.

The cost of providing software related services decreased by 27% from the period ended March 31, 2000,to the period ended March 31, 2001, due to fewer PRAXA users requiring support and consulting services. One of the PRAXA support consultants retired in March, 2001, and the two remaining consultants each work three days per week, resulting in lower personnel expenses. The support office in Westmont, New Jersey, was relocated into smaller quarters as of May 1, 2001, which will result in a reduction of $11,600 per year for rent expenses.

Selling expenses for PRAXA software and support services were reduced to approximately $1,500 for the period ended March 31, 2001, since the Company no longer has resources dedicated to selling these products. No selling expenses were incurred by EnerSource Mapping, or Interactive Mining Technologies.

No software development costs were incurred by the Company or Interactive
Mining Technologies during the period ended March 31, 2001 as compared with $20,400 in expenses in the like period in 2000. A contract to perform further testing of the mineral potential assessment software that was developed in 2000 has been negotiated by IMT management with the firm that developed the software. IMT management is currently searching for funds to enable the additional testing.

General and administrative expenses ("G & A") decreased by 48% from the period ended March 31, 2000, to the like period in 2001 The reduction was due to a decrease in scheduled work hours and salaries for the software support staff and the Chief Financial Officer and the elimination of an administrative person in February, 2001. Relocation of the administrative office in Peabody, Massachusetts to smaller quarters in April, 2001, will result in further reductions in G & A expenses..

The 58% reduction in total expenses for the consolidated companies resulted in a loss from operations of approximately $49,000 for the three months ended March

                         UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
                                (continued)


31, 2001, as compared with a loss from operations of approximately $147,000 for the like period in 2000.

Nine Months Ended March 31, 2001, Compared to the Nine Months Ended
--------------------------------------------------------------------
March 31, 2000
-----------------

During the nine month period ended March 31, 2001, revenues decreased by 29% from the like period in 2000. Software license revenue was approximately the same for both periods, while revenue from software related services declined by 34%. This decrease was due to reduced revenue from PRAXA support agreements, a trend that has been on-going for several years and that manage-ment expects to continue in the future. A 62% increase in revenue from the sale of tenement maps and related mineral exploration services by EnerSource Mapping, Inc., partially offset the decrease in software support revenue.

The cost of providing software related services decreased by 33% from the period ended March 31, 2000,to the period ended March 31, 2001, due to fewer PRAXA users requiring support and consulting services. Selling expenses for PRAXA software and support services were reduced to approximately $6,000 for the period ended March 31, 2001, since the Company no longer has resources dedicated to selling these products. Approximately $13,000 of selling expenses were incurred by EnerSource Mapping, Inc.

Software development costs of approximately $22,000 were incurred by Interactive Mining, LLC, for funding the development of software that will assist it's users in locating commercially exploitable mineral deposits. IMT management is currently seeking funding to allow further testing and validation of the software, prior to initiating marketing efforts for the use of the software.

General and administrative expenses ("G & A") decreased by 7% from the period ended March 31, 2000, to the like period in 2001. Management anticipates future reductions in G & A expenses due to the sale of the EnerSource Mapping business, the elimination of a support consultant and an administrative person, and the down-sizing of both of the Company's offices.

The reduction in revenues and expenses for the consolidated companies resulted in a loss from operations of approximately $160,000 for the nine months ended March 31, 2001, as compared with a loss from operations of approximately $213,500 for the like period in fiscal 2000.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2001, the working capital deficit was $(904,638) as compared to a deficit of $(748,202) at June 30, 2000. The increased deficit is due to lower cash, accounts receivable and notes receivable balances and higher notes payable and accounts payable balances at March 31.

                         UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
                                (continued)

Management projects that capital from sources other than operations will be required to fund the Company's ownership position in Interactive Mining Technologies. The Company anticipates raising this capital through the sale of the PRAXA business sector and the private placement of stock in the Company. This plan will require that new shares be authorized by the current shareholders, as there is not sufficient stock available to execute the plan. The shares held by existing shareholders will be diluted to the extent that new stock is issued. There can be no assurance that the Company will be able to raise these additional funds and failure to do so may have a material adverse impact on the Company's business and operations.

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


                                       Unitronix Corporation
Date: May 15, 2001
                                       By: /s/William C. Wimer
                                           ---------------
                                           William C. Wimer
                                           Vice President, Operations and
                                           Chief Financial Officer