Form 10-K
period 2001-06-30
UNITRONIX CORP
filed 2001-10-11
CIK 835270

Form 10-K
                    Securities and Exchange Commission
                         Washington, DC 20549

   ANNUAL REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended    June 30, 2001
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

Based upon the latest sale price of the stock as of August 17, 2001, of $0.03 per share, the aggregate market value, as of September 25, 2001 of the shares of common stock held by non-affiliates was $96,620. "Non-affiliates" includes all share owners of the registrant other than its officers, directors and owners of more than ten percent of its outstanding stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

9,643,718 shares of common stock, no par value, as of September 25, 2001

                     DOCUMENTS INCORPORATED BY REFERENCE

                                    NONE

Forward Looking Statements

In addition to historical information, this Annual Report contains forward looking statements. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2002.

                                    PART I
Item 1.                            BUSINESS
-------                            --------

GENERAL

Unitronix Corporation, or the Company, was founded and incorporated in 1975 in the State of New Jersey, and operated as a distributor of products manufactured by Digital Equipment Corporation (DEC, now a division of Compaq Computer Corporation) until 1986. In 1986 the Company purchased the PRAXA software package from Xerox Corporation and from that time until 1998 was in the business of marketing, installing and supporting turnkey computer systems incorporating PRAXA and equipment manufactured by DEC. The Company also separately licensed PRAXA software to existing users of DEC's VAX and Alpha lines of computers and to purchasers from other vendors of DEC computer equipment. Since 1998 the Company has not sold computer equipment, and the Company's revenues have been generated from the sale of PRAXA license upgrades, software support, consulting services and additional PRAXA modules, to existing customers.

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

In September, 1999, the Company entered into a joint venture with a Canadian firm, Goldsat Mining, Inc., to develop software intended to analyze geoscience data in order to locate areas that have high potential for containing deposits of certain minerals. The software utilizes a deposit model and series of proprietary algorithms to accomplish its tasks. The software is intended to substantially reduce the costs currently incurred by mineral exploration specialists in locating areas that are worthy of further study. The joint venture was dissolved in May, 2001, with the Company becoming the sole owner of the work that had been accomplished to date. The Company is continuing to develop the mineral potential analysis software, but is uncertain of when the software and associated services can be brought to market since additional financing is required to complete the development of the software and the creation of an organization to market and perform the mineral assessment services.

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

Beginning in the early 1990's the users of commercial computer software began to demand products that were easier to use, more readily adaptable to their needs and less expensive to operate and maintain. Systems built around the client-server paradigm were thought to fulfill those needs, and most existing and some new suppliers of manufacturing software mounted major development projects to bring client-server Enterprise Resource Planning (ERP) systems to market. The demand for conventional MRPII systems fell dramatically to the point where sales of PRAXA to new customers amounted to only four systems from 1992 to 2001. The Company has been attempting to sell the PRAXA software business segment since September, 2000.

CUSTOMER SUPPORT

The Company provides "hot-line" support to PRAXA users from its office in Westmont, New Jersey. This support is in the nature of resolving specific problems that users encounter in using the PRAXA software. The support group also develops enhanced versions of PRAXA that are released periodically. The current version, release 11.0, has been in full production release since the Fall of 1997. This release contained the changes needed to handle dates in the twenty-first century, i.e., it is year 2000 (Y2K) compliant.

PROFESSIONAL SERVICES

The Company provides consulting and training services to PRAXA users. Since the Company no longer employs any pre-sales or post-sales consultants, all consulting and training services are being provided by the Company's customer support and management personnel. This group also provides custom programming for PRAXA users.

SALES AND MARKETING

The Company previously employed a National Director of Sales as a full-time sales person who was responsible for all sales activity for the Company. The primary focus of the Director of Sales was to sell PRAXA software upgrades and add-ons and computer system upgrades to existing PRAXA customers. By the end of 1999, the absence of sales opportunities for the PRAXA software made it uneconomical to employ a full-time sales person so the Director of Sales was terminated and retained as a part-time consultant to follow-up on any sales leads that developed. In May, 2000, the consulting contract was terminated because no sales had resulted from the consulting arrangement. All sales activities are now performed by Company management.

The sales and marketing organization to be used to market the mineral potential analysis software and services is currently being defined by management.

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

Upon terminating the in-house development project, the Company contracted with a software development firm to produce an internet-based ERP system. The contract that was signed with the development firm in mid-1997 was expected to result in a completed system by the end of calendar year 1998. This project was terminated approximately nine months later, when it became evident that the development firm was unable to deliver acceptable software within the time allowed by the contract.

Discussions with another software development firm were initiated in the third quarter of fiscal 1999 with the objective being to have that firm modernize the PRAXA system with a graphic user interface, relational database and e-commerce capabilities. A survey of the PRAXA user base that was conducted in early 2000 to determine the interest in these features indicated that, because of the lateness to market and the lack of substantial new capabilities, sales of the product probably would not recoup the development costs. Consequently, all negotiations with the other software development firm were terminated in the fourth quarter of fiscal 2000. There are no further product development activities planned for the PRAXA product.

The mineral potential analysis software is being developed by a Montreal, Canada software firm that has considerable expertise in developing and using geoscience software.

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

SALE OF PRAXA BUSINESS SEGMENT

The PRAXA sales and support business is not producing significant returns for the Company. The cost to upgrade the product to make it competitive in the current marketplace is prohibitive. Consequently, in August, 2000, the Board of Directors of the Company directed management to attempt to sell the PRAXA business and its associated software. If the Company succeeds in selling the PRAXA business, funds from the sale will be invested in the mineral assessment software business segment and used generally for working capital.

SUBSIDIARIES

Interactive Mining Technologies, LLC, (IMT) a majority owned subsidiary of the Company, sold its majority ownership position in Enersource Mapping, Inc. and ownership of the miningexchange.com and miningexchange.net internet domain names, to Goldsat Mining as of April 19, 2001. Goldsat Mining was the minority shareholder in Enersource Mapping and IMT. All material that had been produced by IMT for the mining exchange web sites was included in the sale. IMT sold its interest in Enersource Mapping, which was engaged in producing and marketing tenement maps to the mining, exploration and investment communities, because IMT management did not believe that Enersource Mapping could become profitable within a reasonable length of time. The mining exchange web sites were included in the sale because they were heavily dependant upon the content to be supplied by Enersource Mapping.

IMT received a one year note in the amount of $200,000 (Cdn) as partial payment for the sale of its interests in Enersource Mapping and the mining exchange project. IMT also received a warrant allowing it to purchase 1,000,000 common shares of Goldsat Mining at a price of $0.20 (Cdn) per share at any time prior to May 19, 2002. Goldsat Mining committed to deliver to the Company the 156,786 shares of common stock in the Company that were granted to Glen and Sandra Jones as partial payment for the assets of G.E.Jones Enterprises, Inc., which formed the nucleus of Enersource Mapping. If Goldsat fails to deliver the stock to the Company by October 19, 2001, it will issue 156,786 of its own shares to the Company.

Interactive Mining Technologies, LLC, which was a majority owned subsidiary of the Company, was dissolved as of May 31, 2001. The minority shareholder in the subsidiary, Goldsat Mining, Inc., agreed to the dissolution because it did not make the contributions to the subsidiary that were required by the terms of the operating agreement of the subsidiary. The dissolution resulted in owner-ship of the work accomplished to date on the mineral potential analysis software project passing to Unitronix. The Company was given ownership of $640 in cash, $2,100 in fixed assets (personal computers), the $200,000 (Cdn) note receivable from Goldsat Mining and the warrant to purchase 1,000,000 shares of Goldsat Mining stock. The Company also assumed responsibility for $7,800 in accounts payable and $201,000 in notes payable to shareholders of the Company from IMT. The software development project is continuing under the auspices of the Company.

The dissolution agreement required the Company to create a subsidiary Canadian corporation to function as a mineral exploration company. This new subsidiary, temporarily named 3936449 CANADA, INC., was incorporated under the Canada Business Corporation Act on August 20, 2001. Goldsat Mining, Inc. was given 25% of the stock in the new corporation in exchange for forgiveness of $19,444 (Cdn) that was owed to Goldsat Mining by IMT. Goldsat Mining was also granted the right to purchase up to 24% of the stock in the new corporation, such right not having been exercised as of October 1, 2001. As part of the dissolution, the mining properties that had been deeded to IMT were returned to Goldsat Mining, as they were deemed to be of no value to the Company.

CUSTOMER DEPENDENCE


No single customer accounted for more than 10% of total revenue for the year.

HISTORY OF LOSSES

The Company incurred net losses of $19,914 in fiscal 1999, $61,739 in fiscal 2000 and $52,913 in fiscal 2001. As of June 30, 2001, the Company had an accumulated deficit of $5,366,327. There can be no assurance that the Company will be profitable in the future.

CONTROL BY EXISTING STOCKHOLDERS

The Company's directors and their families together own approximately 78% of the outstanding shares of the common stock of the Company. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the election of directors, and mergers, consolidations and sales of the assets of the Company.

EMPLOYEES

At September 25, 2001, the Company employed 4 persons, including 2 in customer support, 1 in product management, and 1 in finance and administration.
The customer support and finance and administration individuals are part-time employees.

ITEM 2                              PROPERTIES
------                              ----------

During the year the Company downsized its headquarters office so that it now occupies 550 square feet of rented office space in Peabody, Massachusetts, at a rental rate of $695 per month. The Company is a tenant at will in this space.

The Company also downsized its customer support office in Westmont, New Jersey, and entered into a one year lease that expires on April 30, 2002. The customer support team now occupies 600 square feet of office space at a rental rate of $834 per month.

ITEM 3                        LEGAL PROCEEDINGS
------                        -----------------

On June 30, 1998, the Company filed for arbitration against InterObjects, a software development firm, for breach of contract and failure to meet milestones in the development of a new ERP system. The Company had made a prepayment of $300,000 in September of 1997 related to this contract, all of which was charged to operating expenses in the year ended June 30, 1998. Development of the new system by InterObjects ceased in January, 1998, and the contract was subsequently terminated. In August, 1999, the Company settled with InterObjects for the return of the $300,000 prepayment to the Company, with $50,000 being repaid in August, 1999, and $10,000 plus interest on the unpaid balance being repaid monthly through August, 2001. The successor company to InterObjects made final payment of its indebtedness to the Company in June, 2001.

The Company is not currently involved in any legal proceedings.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------         ---------------------------------------------------

The Company did not submit any matters to a vote of the shareholders during the last quarter of fiscal year 2001.


PART II
Item 5          MARKET FOR THE COMPANY'S COMMON STOCK AND
                -----------------------------------------
                     RELATED SECURITY HOLDER MATTERS
                     -------------------------------

The Company's common stock is currently listed on the over the counter bulletin board.

The following table sets forth, for the calendar quarters indicated, the high and low bid prices reported for the Company's common stock, by the indicated source. There were 133 holders of record of the Company's Common Stock on September 12, 2001. The Company believes that there are approximately 450 beneficial shareholders.

Calendar Year Ended December 31,             OTC Bulletin Board
--------------------------------          -------------------------

                                                 Bid Prices
                                                 ----------
                                               High       Low
                                               ----       ---
1999
Third Quarter                                  0.15625    0.0625
Fourth Quarter                                 0.3125     0.1400

2000
First Quarter                                  0.3750     0.0700
Second Quarter                                 0.1875     0.0625
Third Quarter                                  0.2900     0.0625
Fourth Quarter                                 0.1250     0.0650

2001
First Quarter                                  0.1250     0.0313
Second Quarter                                 0.2500     0.0300

DIVIDEND POLICY

No dividends have been declared by the Board of Directors. The Board of Directors currently plans to retain any future earnings for use in the Company's business.


Item 6               SELECTED CONSOLIDATED FINANCIAL DATA
                     ------------------------------------

                       Summary Consolidated Financial Information
                         (in thousands, except per share data)
                            For fiscal year ending June 30,
                            -------------------------------
CONSOLIDATED INCOME              2001      2000      1999      1998      1997
STATEMENT DATA:                  ----      ----      ----      ----      ----
Revenue from Operations          $360      $521      $856    $1,076      $940
Gain (Loss) from Operations      (211)     (332)       16       (15)     (737)

Net Loss                          (53)      (62)      (20)     (252)     (803)

Per Share Data:
  Basic and Diluted net Loss
    Per Share                    (.01)     (.01)     (.00)     (.03)     (.08)

Shares Used in Computing
  Per Share Data              9,643,718 9,489,757 9,456,932 9,456,932 9,456,932

CONSOLIDATED BALANCE SHEET DATA:

Working Capital/(Deficit)       $(751)    $(748)    $(615)    $(629)  $(1,369)
Total Assets                       54       310        82       213       222
Short term debt, including
  current maturities of
  long-term debt                  607       687       500       545       889
Long-term debt, less
  current maturities               -         -         -         -          7
Shareholder's equity
  (deficit)                    (1,874)   (1,720)   (1,616)   (1,545)   (1,294)

Item 7.
-------

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

FISCAL YEAR ENDED JUNE 30, 2001 VS. FISCAL YEAR ENDED JUNE 30, 2000

Total revenue for the year decreased by 31% from the year ended June 30, 2000 to the year ended June 30, 2001. Revenue from software related services decreased by 33% as customers continue to migrate to other ERP systems, thus eliminating their need for PRAXA maintenance and support services. Management expects the migration of PRAXA users to other systems to continue. The sale of tenement maps and related services by EnerSource Mapping, Inc., formerly a majority owned subsidiary of the Company that started operating on February 1, 2000, contributed approximately $26,000 to fiscal year 2001 revenues, an 18% decrease from the previous fiscal year. As was previously discussed, the Company's interest in this subsidiary was sold to the minority shareholder in April, 2001.

The cost of software related services decreased by 41% from the year ended June 30, 2000, to the year ended June 30, 2001, because fewer customers were covered by support agreements so less time was spent on customer support matters. One customer support person retired in March, 2001, and the remaining two persons are part-time employees. The cost of map production decreased by 94% from fiscal 2000 to fiscal 2001.

Software development costs of approximately $52,000 and $41,000 were incurred by Interactive Mining Technologies, LLC, (IMT) formerly a majority owned subsidiary of the Company, in fiscal 2000 and fiscal 2001 respectively, in developing the software that IMT plans to use to sell mineral potential assessment services to the mineral exploration industry. These expenses were incurred by the firm that is writing the software, and are exclusive of any costs and expenses incurred by Company personnel or other consultants on the project, which are included as administrative expenses. As was previously discussed, Interactive Mining Technologies was dissolved in May, 2001, and the Company assumed all rights to the assets of IMT, including the work that had been performed to date on the mineral potential assessment software. The timing of when the Company will begin to offer mineral potential assessment services to the mineral exploration industry is uncertain as new funds must be raised to complete development of the software and to fund the formation of marketing and operations organizations.

The Company terminated its full-time Director of Sales in December, 1999, and retained him as a part-time sales consultant until May, 2000, at which time his services were totally eliminated. This resulted in a decrease of 79% in selling expenses from fiscal year 2000 to fiscal year 2001. General and administrative expenses decreased by 15% from fiscal 2000 to fiscal 2001, primarily due to the elimination of an administrative person and down-sizing of the Companies offices.

The Company sustained a loss from operations of $211,006 in fiscal year 2001 as compared with a loss from operations of $331,522 in fiscal 2000, primarily due to its 31% decrease in revenues. Interactive Mining Technologies and its majority-owned subsidiary, EnerSource Mapping, experienced a loss from operations of approximately $215,000, while the PRAXA software business recorded an operating profit of $3,500. The Company realized a nonrecurring, non-operating gain of $214,286 from the sale of IMT's interest in Enersource Mapping, Inc. This gain is a partial recovery of the funds that the Company and its shareholders had invested in the start-up and ongoing operation of Enersource Mapping, Inc.

Interest expense increased from $54,839 in fiscal 2000 to $66,553 in fiscal 2001 due to increased borrowings by the Company and its former subsidiaries. The Company realized $10,360 in interest income in fiscal 2001 from the periodic payments that resulted from the settlement of the dispute with InterObjects. This matter is discussed more fully in note 8 entitled "Legal Proceedings" in the financial statements that accompany this report.

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

Software development costs of approximately $52,000 were incurred by IMT, which at the time was a majority owned subsidiary of the Company, in developing a model to evaluate the techniques that will be incorporated into the software that IMT plans to develop for sale to the mineral exploration industry. This expenditure was made to the firm that is developing the software, and is exclusive of any costs and expenses incurred by Company personnel or other consultants to the project.

The Company terminated its full-time Director of Sales in December, 1999, and retained him as a part-time sales consultant until May, 2000, at which time his services were totally eliminated. These moves resulted in a decrease of 35% in selling expenses from fiscal year 1999 to fiscal year 2000. General and administrative expenses were approximately the same for both fiscal years.

The Company sustained a loss from operations of $331,522 in fiscal year 2000 as compared with a profit from operations of $16,291 in fiscal 1999, primarily due to its 39% decrease in revenues. Interactive Mining Technologies and its majority-owned subsidiary, EnerSource Mapping, accounted for approximately $274,000 of the loss from operations, while the PRAXA software business accounted for the remaining $56,000 of the loss.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the working capital deficit was $750,600 as compared to deficits of $748,000 and $615,000 at June 30, 2000 and 1999, respectively.

During the year ended June 30, 2000, the Company signed a new lending agree-ment with its principal shareholder that provides for up to $1,000,000 in loans and letters of credit. At September 25, 2001, the Company owed $627,807 for principal and accrued interest for loans that had been provided for by the lending agreement. These loans bear interest at the rate of 10% per annum.

Management projects that funds from sources other than the sale of existing products and related services will be needed if the Company is to continue to operate. The Company is attempting to sell the PRAXA software business segment, but little interest has been expressed by potential purchasers. Funds derived from the sale of the PRAXA business segment will be used by the Company to finance the activities of the mineral potential assessment business segment. There can be no assurances that a buyer can be found for the PRAXA business segment.

The Company is also attempting to raise funds from new investors in order to finance the mineral potential assessment business segment. In the event that new investors can be found, the positions held by existing shareholders would be diluted by the issuance of new shares to the new investors. There can be no assurances that funds can be raised from new investors, in which case the Company may be forced to cease operations.

Impact of Recently Issued Accounting Pronouncements
---------------------------------------------------

The Financial Accounting Standards Board issued Statement No. 130
("SFAS 130"), "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, the Statement requires that an amount representing total comprehensive income be reported. The Statement is effective for fiscal years beginning after December 15, 1997. Reclass-ification of financial statements for earlier periods is required for compar-itive purposes. There were no other items of comprehensive income in the years reported on.

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

In June, 1998, the FASB issued Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. The statement establishes account-ing and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard has not had a material impact on the financial position or results of operations of the Company.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------         -------------------------------------------

The information required by this Item is submitted as a separate section of this report commencing on page 1 attached hereto.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------        ------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

None.

                                  PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------     --------------------------------------------------
The executive officers and directors of Unitronix are as follows:

NAME                      AGE           CURRENT POSITION
----                      ---           ----------------
Jack E. Shaw              67            Chairman of the Board, Chief
                                        Executive Officer, Director

Robert C. Crawford        74            Treasurer, Secretary, Director

Dr. Howard L. Morgan      55            Director

Robert G. Sable           61            Director

William C. Wimer          64            Chief Financial Officer,
                                        Vice President of Operations


BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

JACK E. SHAW is Chairman of the Board and Chief Executive Officer of the Company. He is also Chairman and CEO of Shaw Resources, Inc., a Greenville, South Carolina-based investment company and real estate developer. Mr. Shaw is also Chairman of Piedmont Software, Inc., President of Carolina Rentals, Inc.,

                                    13
and owner of Resort Golf, which operates premier miniature golf courses in Myrtle Beach, South Carolina. Mr. Shaw is also the largest shareholder of Unitronix Corporation, holding approximately 51% of the outstanding common shares.

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


              COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

During the 2001 fiscal year none of the directors, officers or beneficial owners of more than 10 percent of the Company's common stock failed to file on a timely basis reports required by Section 16 (a) of the Exchange Act.

Item 11.                    EXECUTIVE COMPENSATION
--------                    ----------------------

The following table sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for services rendered in all capacities to the Company during each of the fiscal years ended June 30, 2001, 2000 and 1999 to: (1)the Company's Chief Executive Officer, and (2) each of the other officers whose total compensation for the fiscal year ended June 30, 2001, required to be disclosed in column (c) below exceeded $100,000.

                             SUMMARY COMPENSATION TABLE
                             --------------------------
                                 Annual Compensation
                                 -------------------
(a)                   (b)     (c)          (d)        (e)        (f)
Name and                              Other Annual            All Other
Principal Position   Year    Salary   Compensation  Options  Compensation

Jack E. Shaw         2001      (1)          -          -           -
Chief Executive      2000      (1)          -          -           -
Officer              1999      (1)          -          -           -
(1) The Company has not paid Mr. Shaw any compensation for his services to date.

COMPENSATION OF DIRECTORS

The Company currently does not compensate directors for their services; it does reimburse them for reasonable expenses incurred in performing their duties as directors.

1993 STOCK OPTION PLAN

At June 30, 2001, 1,000,000 shares of common stock were reserved for issuance or grant under the Unitronix Corporation 1993 Stock Option Plan. The options are granted to employees, officers, directors and consultants to the Company. The exercise price for incentive options must be at least 100% of the fair market value of the common stock as determined by the Option Committee of the Board of Directors on the date of the grant, as are the exercise and expiration dates of the grant. There were no options granted or exercised, and options for 20,000 shares expired during the year ended June 30, 2001. At June 30, 2001, there were options for 355,000 shares of common stock outstanding.

There were 645,000 options available for grant as of June 30, 2001.

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

Item 12.            SECURITY OWNERSHIP OF CERTAIN
                    -----------------------------
                   BENEFICIAL OWNERS AND MANAGEMENT
                   --------------------------------
The following table sets forth information regarding the beneficial ownership of the Company's common stock as of September 1, 2001, by those persons owning beneficially 5% or more of such shares, by each director, and by all executive officers and directors as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock which they own of record.

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

                                   PART IV
                                   -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------
A.  The following documents are filed as a part of this report:

1.Financial Statements
  --------------------                                             PAGE
                                                                   ----
Report of Independent Accountants                                    1

Consolidated Balance Sheets at June 30, 2001 and 2000                2

Consolidated Statements of Operations
     - Years ended June 30, 2001, 2000 and 1999                      3

Consolidated Statements of Changes in Stockholders' Deficit
     -Years ended June 30, 2001, 2000 and 1999                       4

Consolidated Statements of Cash Flows
     - Years ended June 30, 2001, 2000 and 1999                      5

Notes to Consolidated Financial Statements                           6

2.Schedules
  ---------

SCHEDULE II - Valuation and Qualifying Accounts                     18
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

B.  Reports on Form 8-K

The Company did not file any reports on form 8-K during the last quarter of fiscal year 2001.

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

                                                    UNITRONIX CORPORATION


                                              BY:/s/William C. Wimer
                                                 --------------------
                                                    William C. Wimer
                                                    Chief Financial Officer and
                                                    Vice President, Operations

DATED: October 11, 2001
       -------------------
Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                     POSITION                     DATE
---------                     --------                     ----


/s/Jack E. Shaw
------------------            Chairman of the Board and   October 10, 2001
Jack E. Shaw                  Chief Executive Officer


/s/Robert C. Crawford
---------------------         Secretary/Treasurer and     October 10, 2001
Robert C. Crawford            Director


/s/Howard L. Morgan
-------------------           Director                    October 10, 2001
Howard L. Morgan


/s/Robert G. Sable
---------------------         Director                    October 10, 2001
Robert G. Sable, Esq.

                             UNITRONIX CORPORATION
                             ---------------------
                              FINANCIAL STATEMENTS
                              --------------------
                          JUNE 30, 2001, 2000 AND 1999
                          ----------------------------






















































                             UNITRONIX CORPORATION
                             ---------------------
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



                                                                       Page(s)
                                                                       -------
Independent Auditors' Report                                                1

Consolidated Balance Sheets as of June 30, 2001 and 2000                    2

Consolidated Statements of Operations for the years ended
      June 30, 2001, 2000 and 1999                                          3

Consolidated Statements of Changes in Stockholders' Deficit
      for the years ended June 30, 2001, 2000 and 1999                      4

Consolidated Statements of Cash Flows for the years ended
      June 30, 2001, 2000 and 1999                                          5

Notes to Consolidated Financial Statements                               6-18

Schedule II - Valuation and Qualifying Accounts                            19



































                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------

To the Board of Directors and Stockholders
Unitronix Corporation

In our opinion, the accompanying financial statements listed in the index appearing under Item 14(a)(1) on page 17 present fairly, in all material respects, the financial position of Unitronix Corporation at June 30, 2001, 2000 and 1999, and the results of its operations and its cash flows for the years ended June 30, 2001, 2000, and 1999, in conformity with generally accepted accounting principles. In our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 17, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

Dan Clasby & Company
October 3, 2001

                                 UNITRONIX CORPORATION AND SUBSIDIARIES
                                 --------------------------------------
                                      CONSOLIDATED BALANCE SHEETS
                                      ---------------------------
                                         June 30, 2001 and 2000

                                                 ASSETS
                                                 ------                      2001        2000
                                                                             ----        ----
Current assets:
   Cash                                                                        $98     $35,452
   Accounts receivable, net of allowance for doubtful accounts of
   $925 and $8,232 at June 30, 2001 and 2000, respectively                  45,306      48,015
   Prepaid expenses and other current assets                                 3,971       4,339
   Note receivable, current portion                                            -       125,000
                                                                            ------      ------
                    Total current assets                                    49,375     212,806
Note receivable, long term portion                                             -        20,833
Property and equipment, at cost less accumulated depreciation of $314,230
   and $437,671 at June 30, 2001 and 2000, respectively                      2,051      15,083
Goodwill, less accumulated amortization of $1,220 at June 30, 2000             -        57,346
Other assets                                                                 2,892       4,328
                                                                           -------      ------
Total assets                                                               $54,318    $310,396
                                                                           =======     =======
                                  LIABILITIES AND STOCKHOLDERS' DEFICIT
                                  -------------------------------------
Current liabilities:
   Notes payable - related parties                                          606,544    687,195
   Accounts payable                                                          35,722    106,653
   Accrued expenses                                                          28,018     54,842
   Accrued interest - related parties                                        82,865     34,481
   Deferred revenue                                                          46,854     77,837
                                                                            -------    -------
                    Total current liabilities                               800,003    961,008
                                                                            -------    -------
Commitments and contingencies
Series A preferred stock, $1 par value, 6% cumulative convertible nonvoting; authorized 1,000,000 shares; 956,728 issued and outstanding at June 30, 2001, and 2000, net of issuance costs of
   $1,100 at June 30, 2001, and $2,200 at June 30, 2000, plus undeclared accumulated dividends of $172,212 at June 30, 2001,
   and $114,808 at June 30, 2000                                          1,127,840  1,069,336

Stockholders' deficit:
Common stock, no par value; authorized 14,000,000 shares at June 30, 2001
   and 2000; 9,643,718 issued and outstanding at June 30 2001 and 2000    3,487,912  3,487,912

Additional paid-in capital                                                    4,890     48,150
Accumulated deficit                                                      (5,366,327)(5,256,010)
                                                                         ---------   ---------
Total stockholders' deficit                                              (1,873,525)(1,719,948)
                                                                         ---------  ----------
Total liabilities and stockholders' deficit                                 $54,318   $310,396
                                                                           ========    =======

  See accompanying notes to financial statements.

                                 UNITRONIX CORPORATION AND SUBSIDIARIES
                                 --------------------------------------
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 -------------------------------------
                                Years Ended June 30, 2001, 2000 and 1999

                                                             2001       2000        1999
                                                             ----       ----        ----
Revenue:
   Software licenses                                        $15,556    $14,971   $318,550
   Software related services                                318,448    473,823    537,920
   Maps and related services                                 26,128     31,970        -
                                                          ---------    -------   ---------
                 Total revenue                              360,132    520,764    856,470
                                                          ---------   --------   ---------

Costs and expenses:
   Cost of software licenses                                   -         1,590     12,216
   Cost of software related services                       116,510     196,641    212,797
   Cost of map production                                    2,894      45,859        -
   Software development costs                               41,221      51,993        -
   Selling and marketing expenses                           20,611      98,303    151,655
   General and administrative                              389,902     457,900    463,511
                                                          ---------  ---------   ---------
                  Total costs and expenses                 571,138     852,286    840,179
                                                          ---------  ---------   ---------

Income (loss) from operations                             (211,006)  (331,522)     16,291
Interest income (expense), net                             (56,193)   (37,706)    (50,756)
Other income (expense), net                                214,286    307,489      14,551
                                                           --------   --------    --------
Loss before income taxes                                   (52,913)   (61,739)    (19,914)
                                                           --------   --------    --------
Provision for income taxes                                      -          -           -

Net loss                                                 $(52,913)   $(61,739)   $(19,914)
                                                           ========   ========    ========
Basic and diluted net (loss) per share                      $(0.01)     $(0.01)    $(0.00)
                                                           ========   ========    ========
Shares used in computing basic and diluted net
   (loss) per share                                      9,643,718  9,489,757   9,456,932
                                                         =========  =========   =========


  See accompanying notes to financial statements.

                                 UNITRONIX CORPORATION AND SUBSIDIARIES
                                 --------------------------------------
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                    -----------------------------------------------------------
                                 Years Ended June 30, 2001, 2000 and 1999

                                 Common  Stock       Additional               Total
                              Shares                  Paid-In    Accumulated Stockholders'
                              Issued        Amount    Capital      Deficit    Deficit
                             ----------------------  ----------  -----------  ------------

Balance, June 30, 1998        9,456,932    3,485,412     1,170   (5,031,182)  (1,544,600)

Net loss                                                            (19,914)     (19,914)

Unpaid accumulated  preferred
 dividends                                                          (57,404)     (57,404)

Expense of issuance of stock options to consultant       7,020             -       7,020

Amortization of  preferred
 stock issuance costs                                   (1,100)                   (1,100)
                             ---------    ----------    -------   ---------     ---------
Balance, June 30, 1999        9,456,932    $3,485,412    $7,090  $(5,108,500) $(1,615,998)

Balance, majority owned
 subsidiary, December 31, 1999                                      (28,367)     (28,367)

Exercise of employee
 stock  options                 20,000         2,500                               2,500

Capital contribution to
 subsidiary by minority shareowner                       42,160                   42,160
Purchase of assets of
 Glen Jones Enterprises        156,786
Purchase of internet
  domain names                  10,000

Net loss                                                              (61,739)   (61,739)


Unpaid accumulated
 preferred dividends                                (57,404)   (57,404)

Amortization of preferred
 stock issuance costs                                    (1,100)                  (1,100)
                             ---------    ----------      -------   ---------    ---------
Balance, June 30, 2000        9,643,718    $3,487,912    $48,150  $(5,256,010) $(1,719,948)

Net loss                                                              (52,913)     (52,193)

Return of capital contribution
 to minority shareholder                                  (42,160)                 (42,160)

Unpaid accumulated preferred dividends                                (57,404)     (57,404)

Amortization of preferred
 stock issuance costs                                      (1,100)                  (1,100)
                              ---------    ----------     -------   ---------    ---------
Balance, June 30, 2001        9,643,718    $3,487,912     $4,890  $(5,366,327) $(1,876,525)

     See accompanying notes to financial statements.

                                UNITRONIX CORPORATION AND SUBSIDIARIES
                                --------------------------------------
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------
                               Years Ended June 30, 2001, 2000 and 1999

                                                       2001           2000          1999
                                                       ----           ----          ----
Cash flows from operating activities:
Net loss                                            (52,913)      $(61,739)      $(19,914)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation and amortization                       4,856          9,595         27,241
  Provision for bad debts                            (7,307)        (2,560)         4,876
  Non cash expense on issuance of stock
   options to consultant                                -              -            7,020
Decreases (increases) in operating assets:
  Accounts receivable                                10,016          2,688         23,407
  Note receivable                                   145,833       (145,833)           -
  Prepaid expenses and other current assets             368          3,374         13,666
  Other assets                                        1,436         (1,433)           306
Increases (decreases) in operating liabilities:
  Accounts payable                                  (70,931)        93,811        (37,525)
  Accrued expenses                                  (26,824)       (22,966)       (16,080)
  Accrued interest                                   48,384         26,981         (6,750)
  Deferred revenue                                  (30,983)       (11,899)       (10,967)
                                                     -------        -------       -------
Net cash provided (used) by operating activities     21,935       (109,981)       (14,720)
                                                    -------        -------        -------
Cash flows for investing activities:
  Purchase of equipment                                 -          (16,805)           -
  Purchase of assets of G.E. Jones Enterprises          -          (84,418)           -
  Sale of equipment                                     660            -              -
                                                     -------        -------       -------
Net cash provided (used) by investing activities        660       (101,223)           -
                                                     -------        -------       -------
Cash flows from financing activities:
  Proceeds from sale of common stock                   -            2,500             -
  Capital contributions to subsidiary by
      minority shareholder                              -           42,160            -
  Proceeds from borrowings                           86,051        440,195            -
  Repayments of borrowings                         (144,000)      (252,527)       (46,418)
                                                    -------        -------        -------
Net cash provided (used) by financing activities    (57,949)       232,328        (46,418)
                                                    -------        -------        -------
Net increase (decrease) in cash                     (35,354)        21,124        (61,138)
Cash at beginning of year                            35,452         14,328         75,466
                                                    -------        -------        -------
Cash at end of year                                     $98        $35,452        $14,328
                                                   ========       ========       ========

  See accompanying notes to financial statements.

                       UNITRONIX CORPORATION AND SUBSIDIARIES
                       --------------------------------------
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------

1. Summary of Significant Accounting Policies:
   ------------------------------------------
   Basis of Presentation and Business
   ----------------------------------
   The consolidated financial statements include the accounts of Unitronix Corporation, its former majority-owned subsidiary Interactive Mining Technologies, LLC, and its former majority-owned subsidiary, Enersource Mapping, Inc. All significant inter-company accounts and transactions have been eliminated.

   Unitronix Corporation (the "Company") operates in three business segments. The Company licenses PRAXA software, which operates on VAX and Alpha Computers manufactured by Compaq Computer Corporation. The Company also provides software maintenance, training, consulting and custom programming services in conjunction with the PRAXA software. The Company's newest bus-iness segment is engaged in developing products and services for sale to the mineral exploration, mining and related industries. This segment consists of the business of the Company's former majority owned subsidiary, Interactive Mining Technologies, LLC. The Company currently has no marketable products or services in this segment.

   IMT in turn was the majority shareholder of EnerSource Mapping, Inc., (ESM) a Canadian corporation that is engaged in producing and marketing tenement maps to the mining, exploration and investment communities. IMT's shares of ESM were sold to Goldsat Mining, Inc., a Canadian corporation engaged in mineral exploration and development in Canada, who was the only other shareholder in both IMT and ESM.

   The Company has continued to incur losses from operations and has a working capital deficit as of June 30, 2001 of approximately $(750,600), notes payable to its principal shareholder of $546,000 and other notes payable of approximately $60,500. As a result, management anticipates that new prod-ucts as well as additional financing will be required in the very near future to sustain the Company's operations and to repay the notes. Manage-ment's plans for continuing their operations and to repay the notes include developing new products and services to sell, raising additional funds from new and existing investors and generating revenues from the sale of existing products and services. In addition the Company is attempting to sell the PRAXA software sales and support business. There can be no assurance that the Company will obtain new products or services to sell, the financing or the product revenues needed to continue its operations and to repay the notes. The financial statements do not include any adjustments that might result from these uncertainties.

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

   Economic Dependence
   -------------------
   In the fiscal years ended June 30, 2001 and June 30, 2000, no single customer accounted for more than 10% of total revenue. In the year ended June 30, 1999, one customer accounted for approximately 15% of total revenue.

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

   Software Costs
   --------------
   The Company capitalizes certain software costs after technological feasibility of the product has been established and ceases capitalization when the product is available for general release to customers. Costs incurred prior to the establishment of technological feasibility are charged to product development costs. Such costs are amortized on a straight-line basis over the estimated useful life of three years or the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. The Company did not capitalize any software costs for the years ended June 30, 2001, 2000 and 1999. All software development costs that had been capitalized in prior years were completely amortized prior to the year ended June 30, 1999.

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

Basic and diluted net loss per share:
------------------------------------
                                                   For the Years Ended June 30,
                                                   ---------------------------
                                                    2001       2000       1999
                                                    ----       ----       ----
Numerator:
   Net loss                                      $(52,913)  $(61,739)  $(19,914)
   Preferred dividends                                -          -          -
                                                 --------   -------   ---------
Income available to common shareholders          $(52,913)  $(61,739)  $(19,914)
                                                =========  =========  =========

Denominator:
   Weighted average number of shares issued
      and outstanding                           9,643,718  9,489,757  9,456,932
   Assumed exercise of options reduced by the
      number of shares which could have been
      purchased with the proceeds of those options    -          -          -
   Assumed conversion of preferred stock              -          -          -
                                                ---------  ---------  ---------
Total shares                                    9,643,718  9,489,757  9,456,932
                                                ---------  ---------  ---------

Basic and diluted net loss per share            $   (.01)  $   (.01)  $   (.00)
                                                =========  =========  =========

As a result of a net loss for all periods presented, common stock equivalents for the assumed exercise of options and conversion of preferred shares are not included in the calculation of weighted average shares since their effect would be antidilutive.

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

In June, 1998, the FASB issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. The statement establishes account-ing and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS N0. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard has not had a material impact on the financial position or results of operations of the Company.

2. Sale and Dissolution of Former Subsidiaries
   -------------------------------------------
On April 27, 2001, Interactive Mining Technologies, LLC, (IMT) which at that time was a majority owned subsidiary of the Company, finalized the sale of its majority interest in Enersource Mapping, Inc., a Canadian corporation engaged in the production and marketing of tenement maps to the mineral exploration and related industries. IMT's shares in Enersource Mapping were sold to Goldsat Mining Inc., the minority shareholder in Enersource Mapping. IMT's interest in Enersource Mapping was sold because IMT management had determined that Enersource Mapping would not become profitable within a reasonable length of

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
2. continued

time. Included in the sale were IMT's rights to The Mining Exchange domain names and web sites. IMT was granted a one year promissory note for $200,000 Canadian ($136,000 U.S.) by Goldsat Mining with interest thereon at 6% per year. Goldsat also granted to IMT a warrant to purchase, within 13 months from the closing date of the sale, 1,000,000 common shares of Goldsat Mining at a price of $0.20 Canadian per share. Goldsat also committed to deliver to the Company 156,786 shares of the Company's common stock that were granted to Glen and Sandra Jones for the purchase of the assets of G.E. Jones Enterprises in fiscal 2000, within 6 months of the closing date of the sale, or to issue to the Company 156,786 shares of Goldsat Mining stock in lieu thereof. The note receivable from Goldsat Mining was assigned to two of the Companys shareholders that had granted loans to the Company in exchange for the forgiveness of a like amount of the loans granted, which was $136,000. The warrants received for the purchase of Goldsat Mining shares were also assigned to these shareholders as consideration for their having no recourse if Goldsat should default on its note. The shares of stock receivable from Goldsat are not recognized on the Balance Sheet of the Company. The note receivable from Goldsat and the elimination of the liabilities of Enersource Mapping resulted in other non-operating income of $214,286 for IMT.

In May, 2001, the Company and Goldsat Mining recognized that Goldsat, the minority shareholder in IMT, did not fulfill its obligations under the operating agreement for IMT. Furthermore, the mining properties that had been granted to IMT by Goldsat as its major contribution to IMT, which were to be used as test sites for the mineral potential analysis software then being developed by IMT, were determined to be useless for that purpose. The members of IMT, being Goldsat Mining and the Company, agreed to liquidate IMT, with the mining properties being returned to Goldsat and all rights to the mineral potential analysis software going to the Company. The Company also assumed the existing assets and liabilities of IMT, other than IMT's indebtedness to Goldsat. The dissolution agreement was finalized on May 24, 2001, and filed with the State of South Carolina on July 3, 2001. The IMT assets and liabilities that were assumed are included in the Consolidated Balance Sheet of the Company.

3. Related Party Transactions:
   --------------------------
On October 27, 1993, the Company had entered into a one year agreement that had provided for its principal shareholder to lend up to $400,000 to the Company. This agreement was renewed for additional one year periods in 1994 and 1995, but expired on September 1, 1996, at which time the line of credit had been fully drawn down. During the period from September 1, 1996, until March 1, 2000, the principal shareholder continued to provide loans to the Company from time to time under the terms of the expired agreement, at which time a new lending agreement that provides for up to $1,000,000 in loans to the Company was signed. The new agreement expires on March 1, 2005, but can be renewed for successive one year periods at the option of the shareholder and the Company. At the time that the new lending agreement was signed, outstanding loans of $338,250 were owed to the principal shareholder by the Company. At September 15, 2001, the Company owed $404,674 in principal and accrued interest for loans that had been provided under the new lending agreement. Loans granted under the new lending agreement bear interest at the greater of 10% per annum or two points over the

                       UNITRONIX CORPORATION AND SUBSIDIARIES
                       --------------------------------------
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------
3. continued

prime rate of interest at the time the loan is granted. All existing loans bear interest at the rate of 10% per annum.

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

In July, 1997, a loan of $200,000 was granted to the Company by the Carolina First Bank. The loan was secured by the pledge of all of the assets of the Company and by the personal guaranty and pledge of certain personal assets of the Company's principal shareholder. The loan was renewed on June 20, 1998, for $199,000 and again on July 28, 1999, for $199,000. On October 29, 1999, the
Company's principal shareholder personally repaid to the bank the principal and interest due, amounting to $203,202, thereby canceling and discharging all outstanding obligations from the Company to the bank and creating an obligation to the principal shareholder in the same amount. On that same date, the Company issued a note to the principal shareholder in the amount of $203,202, bearing interest at the rate of 10% per annum. At September 15, 2001, the Company owed $241,303 for principal and accrued interest for this loan. Although no assur-ances can be given, management believes that this shareholder does not intend to demand repayment of the debt and interest outstanding under this note or the lending agreement discussed above, in the foreseeable future.

The Board of Directors of the Company had previously voted to grant 200,000 shares of common stock to the principal shareholder for the risk assumed in guaranteeing the $200,000 bank loan, but such shares were never issued. As compensation for the risk being borne by the principal shareholder and in recognition of the fact that the previously approved grant of 200,000 shares of common stock was not satisfied, the Board of Directors voted to grant warrants for the purchase of 600,000 shares of the Company's common stock at a price of $0.125 per share to the principal shareholder, and to grant warrants for an additional 100,000 shares at the end of each fiscal year, beginning with the fiscal year ended June 30, 2000, for each year that the note remains unpaid.

Another shareholder of the Company had loaned a total of $60,500 to the Company as of September 15, 2001.

On June 30, 1998, the Company entered into an agreement to exchange $675,924 of demand notes outstanding and $152,679 in accrued interest to three shareholders for 828,603 preferred shares (see Note 9).

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
3. continued

On June 30, 1998, the Company entered into an agreement to exchange $16,125 in accounts payable to an entity controlled by a director of the Company for 16,125 shares of preferred stock (see Note 9).

4. Property and Equipment:
   ----------------------
The major classes of property and equipment are as follows:
                                                                  June 30,
                                                              ---------------
                                                           2001       2000
                                                           ----       ----
   Computer equipment                                     $299,218   $398,953
   Office furniture and fixtures                            17,063     53,801
                                                           -------    -------
                                                           316,281    452,754
    Less:  accumulated depreciation                       (314,230)  (437,671)
                                                           -------    -------
                                                          $  2,051  $   6,653
                                                           =======    =======

Depreciation expense for the years ended June 30, 2001, 2000 and 1999 was $1,855, $8,375, and $27,242, respectively.

5. Income Taxes:
   ------------
The components of the deferred tax assets and liabilities as of June 30, 2001 and 2000 were as follows:
                                                           2001       2000
                                                           ----       ----
   Deferred tax assets:
      Net operating loss carryforwards                $2,585,124  $ 2,584,064
      Tax credits                                        197,252      197,252
      Other                                                7,189        7,189
                                                         ---------  ---------
         Subtotal                                      2,789,565    2,788,505

   Deferred tax liabilities:
      Capitalized software costs                              -           -
      Net fixed assets                                        -           -
                                                         ---------  ---------
         Subtotal                                             -           -
                                                         ---------  ---------

   Valuation allowance                               $(2,789,565) $(2,788,505)
                                                         =========  =========
   Net deferred tax assets                                     -          -

The Company has established a valuation allowance for its net deferred tax assets due to the uncertainty surrounding their realization.

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
5. continued

As of June 30, 2001, the Company has net operating loss carry forwards for federal income tax purposes of approximately $6,155,000 which expire from the years 2006 through 2020. The Company also has research and development credits for federal income tax purposes in the amount of $153,243 available to offset future income taxes. These credits expire from the years 2007 through 2012.
Due to the Company's issuance of stock, the Company's use of its existing net operating loss carryforwards may be restricted under Section 382 of the Internal Revenue Code.

A reconciliation of the provision for income taxes at the federal statutory income tax rate of 15% for the year ended June 30, 2001, 17% for the year ended June 30, 2000, and 15% for the year ended June 30, 1999, with the provision reflected in the financial statements is as follows:

                                                    2001       2000        1999
                                                    ----       ----        ----
Tax expense (benefit) at federal statutory
   income tax rate                                    $580  $(10,435)   $(2,987)
State income taxes, net of federal benefit             380    (3,828)    (1,235)
Nondeductible business expenses                        100       700        700
Other                                                   -         -          -
Credits                                                 -         -          -
Change in valuation allowance                       (1,060)   13,563      3,522
                                                   -------   -------    -------
Total tax provision                                     -        -          -
                                                 =========  ========   ========

6. Profit Sharing Plan:
   -------------------
The Company has a qualified profit-sharing plan covering substantially all full-time Company employees. The plan was amended effective July 1, 1986 to incorporate a "savings" feature under Section 401(k) of the Internal Revenue Code (IRC), which allows participants to make contributions by salary reduction subject to annual compensation limits as defined by the IRC. Certain distributions may be rolled over to a retirement account. The Company may make matching contributions at a percentage rate determined at its discretion. Employees vest immediately in their contributions and vest in the Company contributions over a seven-year period of service. Contributions under the profit-sharing feature of the plan are discretionary and determined annually by management. No contributions have been made to this plan for the years ended June 30, 2001, 2000 and 1999.

 7. Commitments and Contingencies:
   -----------------------------
On May 1, 2001 the Company entered into a new lease agreement for its Westmont, New Jersey office for a period of one year. Rent is payable in monthly install-ments of $834. The Company occupies the Peabody, Massachusetts location without a lease, paying monthly rent of $695.

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
7. continued

At June 30, 2001, the Company's future minimum payments under noncancelable leases were as follows:
      Fiscal year 2002                            $8,340

Total rental expense was $50,757, $42,380 and $41,346 for the years ended June 30, 2001, 2000 and 1999, respectively.

8. Legal Proceedings:
   -----------------
On June 30, 1998, the Company filed for arbitration against InterObjects, a software development firm, for breach of contract and failure to meet milestones in the development of a new ERP system. The Company made a prepayment of $300,000 in September of 1997 related to this contract, all of which was charged to operating expenses in the year ended June 30, 1998. Development of the new system by InterObjects ceased in January, 1998, and the contract was subsequently terminated. In August, 1999, the Company settled with InterObjects for the return of the $300,000 prepayment to the Company, with $50,000 being repaid in August, 1999, and $10,000 plus interest on the unpaid balance being repaid monthly through September, 2001. The successor company to InterObjects made the final payment due under the settle-ment agreement to the Company in June, 2001.

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

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
9. continued

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

In October 1995, the FASB issued SFAS NO. 123, "Accounting for Stock-Based Compensation." SFAS NO. 123 is effective for periods beginning after December 15, 1995. SFAS NO. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS NO. 123 in 1996 and has applied APB Opinion 25 and related interpretations in accounting for its plans. Had compensation costs for the Company's stock-based compensation plan been determined and recognized based on the fair value at the grant dates as calculated in accordance with SFAS NO. 123, the Company's net loss for the years ended June 30, 2001, 2000 and 1999 would have been as follows:

                                      2001          2000          1999
                                      ----          ----          ----
                                    Net Loss      Net Loss      Net Loss
                                    --------      --------      --------
      Reported                     $(52,913)     $(61,739)     $(19,914)
      Pro forma                    $(52,913)     $(62,018)     $(20,034)

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

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the valuation of the options:

                              June 30, 2001     June 30, 2000     June 30, 1999

    Expected life                      -              2 years           2 years
    Expected volatility                -                 150%              150%
    Dividend yield                     -                   0%                0%
    Risk-free interest rate            -                5.72%             5.60%

No options were granted during the year ended June 30, 2001. A summary of the status of the Company's stock option plan as of June 30, 2001, 2000, and 1999, and changes during each of the years then ended, is presented below:

                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                              Number of          Price per
                                               Shares               Share
                                              ---------          ---------

Options outstanding at June 30, 1998            465,000              . 125
Options granted                                       0                -
Options exercised                                     0                -
Options canceled                                      0                -
                                                --------
Options outstanding at June 30, 1999            465,000              . 125
Options granted                                       0                -
Options exercised                                20,000              . 125
Options canceled                                (70,000)             . 125
                                                -------
Options outstanding at June 30, 2000            375,000              . 125
Options granted                                       0                -
Options exercised                                     0                -
Options canceled                                  5,000                -
                                                --------
Options outstanding at June 30, 2001            370,000              . 125
                                                ========

There were 370,000 options exercisable as of June 30, 2001.

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
10. continued

The following table summarizes information about stock options outstanding at June 30, 2001

              Options Outstanding                        Options Exercisable
   ------------------------------------------------   -----------------------
                         Weighted-
                          Average       Weighted-                Weighted-
                         Remaining       Average                  Average
Exercise     Number     Contractual     Exercise       Number    Exercise
  Price   Outstanding      Life           Price      Exercisable   Price
--------  -----------   -----------     --------     ----------- ----------
$.125       370,000     4.81 years       $.125         370,000     $.125

There are 630,000 options available for grant as of June 30, 2001.

The effects of applying SFAS NO. 123 in this disclosure are not indicative of future amounts. SFAS NO. 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

11.Operating Segments
   ------------------
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in the Company's financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

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

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
11. continued

   Reconciliation of Segment Information
   -------------------------------------

                                    2001          2000          1999

                                    ----          ----          ----

Software Licenses:

     Revenue                       $15,556       $14,971      $318,550
     Costs and expenses              9,827       211,078       409,407
                                  --------      --------     ---------
     Income (Loss) for segment       5,729      (196,107)      (90,857)

Software Related Services:

     Revenue                       318,448       473,823       537,920
     Costs and expenses            188,118       335,386       430,772
                                  --------      --------     ---------
     Income for segment            130,330       138,437       107,148

Mineral Exploration Products
    and Services:

     Revenue                        26,128        31,970           -
     Costs and expenses            373,193       305,822           -
                                  --------      --------     ---------
     (Loss) for segment           (347,065)     (273,852)          -
                                   -------       -------       -------

Total income (loss) for segments $(211,006)    $(331,522)      $16,291
                                   =======      ========     =========

                       UNITRONIX CORPORATION AND SUBSIDIARIES
                       --------------------------------------
                    SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                    ---------------------------------------------

Col. A                          Col. B        Col. E     Col. D         Col. E
------                          ------        ------     ------         ------
                              Balance at    Charged to
                               Beginning     Costs and                Balance at
    Description              of Period      Expenses   Deductions* End of Period
    -----------              -----------    ---------- ----------  -------------
Year ended June 30, 2001:
   Allowance for doubtful
        accounts                 $8,232      $15,456    $(22,763)         $925

Year ended June 30, 2000:
   Allowance for doubtful
        accounts                  8,402        3,901      (4,071)        8,232

Year ended June 30, 1999:
   Allowance for doubtful
       accounts                   3,526        4,876           0         8,402




*Write-off (recovery) of bad debts