Form 10-Q
period 2001-09-30
UNITRONIX CORP
filed 2001-11-08
CIK 835270

Form 10-Q
                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2001
                              -------------------------.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,643,718 shares of common stock, no par value, as of November 7, 2001

                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Consolidated Balance Sheets -
          September 30, 2001 and June 30, 2001                    3

Consolidated Statements of Income -
       Three Months Ended September 30, 2001 and 2000             4

Consolidated Statement of Changes in Stockholders' Deficit -
        Three Months Ended September 30, 2001                     5

Consolidated Statements of Cash Flows -
        Three Months Ended September 30, 2001 and 2000            6

Notes to Consolidated Financial Statements                        7


Item 2:

Management's Discussion and Analysis of Results of               11
Operations and Financial Condition for the Three Months
Ended September 30, 2001




Part II.        Other Information                                13

                              UNITRONIX CORPORATION
                         PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                                                        September 30,
                                                            2001       June 30,
                                                         (Unaudited)   2001 (1)
                                       ASSETS            -----------   --------
CURRENT ASSETS:
      Cash                                                    $499          $98
      Accounts receivable, net of allowance for doubtful
      accounts of $3,745 and $925 at September 30 and
      June 30, 2001, respectively                           41,504       45,306
      Prepaid expenses and other current assets              4,920        3,971
                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                  46,923       49,375
Property and equipment, at cost less accumulated
depreciation of $314,566 and $314,230 at September 30 and
June 30, 2001, respectively                                  1,715        2,051
Other assets                                                 2,602        2,892
                                                        ----------      -------
TOTAL ASSETS                                               $51,240      $54,318
                                                         =========     ========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable - related parties                     $606,544     $606,544
      Accounts payable                                      70,920       35,722
      Accrued expenses                                      33,147       28,018
      Accrued interest-related parties                      98,028       82,865
      Deferred revenue                                      51,829       46,854
                                                          --------      -------
      TOTAL CURRENT LIABILITIES                            860,468      800,003
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES
Series A preferred stock, $1 par value, 6% cumulative
   convertible nonvoting; authorized 1,000,000 shares;
   956,728 issued and outstanding at September 30 and
   June 30, 2001, net of unamortized issuance costs of
   $825 at September 30, 2001 and $1,100 at June 30,
   2001, plus undeclared accumulated dividends of $186,563
   at September 30, 2001 and $172,212 at June 30, 2001   1,142,466    1,127,840
STOCKHOLDERS' DEFICIT:
Common stock, no par value; authorized 14,000,000 shares;
   9,643,718 shares issued and outstanding at
   September 30 and June 30, 2001                        3,487,912    3,487,912
Additional paid-in capital                                   4,615        4,890
Accumulated deficit                                     (5,444,221)  (5,366,327)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' DEFICIT                             (1,951,694)  (1,873,525)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $51,240      $54,318
                                                         =========     ========
(1) Derived from audited financial statements.
    See accompanying notes to financial statements.

                              UNITRONIX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                            Three Months Ended
                                                September 30,
                                              2001       2000
                                             ------     ------
REVENUE:
     Software licenses                      $13,650     $8,750
     Software related services               60,786    100,819
     Mineral exploration products
     and services                               -       14,427
                                            -------    -------
TOTAL REVENUE                                74,436    123,996
                                            -------    -------
COSTS AND EXPENSES:
     Cost of software related services       23,246     33,549
     Cost of map production                     -          886
     Software development costs              43,146     19,141
     Selling and marketing expenses           1,229      9,398
     General and administrative              55,194    112,303
                                            -------    -------
TOTAL COSTS AND EXPENSES                    122,815    175,277
                                            -------    -------
(LOSS) FROM OPERATIONS                      (48,379)   (51,281)
INTEREST INCOME (EXPENSE), NET              (15,164)    (6,648)
                                            -------    -------
(LOSS) BEFORE INCOME TAXES                  (63,543)   (57,929)
                                            -------    -------
PROVISION FOR INCOME TAXES                        0          0
                                            -------    -------
NET (LOSS)                                 $(63,543)  $(57,929)
                                            =======    =======
Basic and diluted net (loss) per share       $(0.01)    $(0.01)
                                            =======    =======
Shares used in computing basic and
   diluted net (loss) per share           9,643,718  9,643,718
                                          =========  =========














See notes to financial statements.

                               UNITRONIX CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                   For the Three Months Ended September 30, 2001

                         Common Stock
                        --------------   Additional
                      Shares               Paid-in    Accumulated  Stockholders'
                      Issued      Amount   Capital      Deficit       Deficit
                      ------      ------   -------      -------       -------

Balance,
June 30, 2001       9,643,718  $3,487,912   $4,890    $(5,366,327) $(1,873,525)

Net (loss)                                                (63,543)     (63,543)

Year to date
unpaid accumulated
preferred dividends                                       (14,351)     (14,351)

Amortization of
preferred stock
issuance costs                                (275)                       (275)
                    ---------   ---------   ------     ----------   -----------
Balance,
September 30, 2001  9,643,718  $3,487,912   $4,615    $(5,444,221) $(1,951,694)
                    =========   =========   ======     ===========  ===========










See notes to financial statements.

                               UNITRONIX CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                       2001            2000
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                          $(63,543)        $(57,929)

Adjustments to reconcile net income (loss)to net
      cash provided (used) by operating activities:
      Depreciation and amortization                      336            2,074
      Provision for bad debts                          2,821            3,460
Decreases (increases) in operating assets:
      Accounts receivable                                981           (1,424)
      Notes receivable                                   -             31,250
      Prepaid expenses and other current assets         (949)           1,030
      Other assets                                       290            1,157

Increases (decreases) in operating liabilities:
      Accounts payable                                35,198           (3,751)
      Accrued expenses                                 5,129            1,118
      Accrued interest                                15,163           (7,582)
      Deferred revenue                                 4,975          (16,775)
                                                     -------          -------
Net cash provided (used) by operating activities         401          (47,372)
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                           -             37,521
                                                     -------          -------
Net cash provided by financing activities                -             37,521
                                                     -------          -------
Net increase (decrease) in cash                          401           (9,851)
Cash at beginning of period                               98           35,452
                                                     -------          -------
Cash at end of period                                   $499          $25,601
                                                     =======          =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                            -            $18,169
     Taxes                                               -             $1,946





See notes to financial statements.

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Summary of Significant Accounting Policies:
   ------------------------------------------
Basis of Presentation
---------------------
The consolidated financial statements for the year ended June 30, 2001, and the period ended September 30, 2000, include the accounts of Unitronix Corporation (the "Company"), Interactive Mining Technologies, LLC ("IMT"), which was a majority-owned subsidiary of the Company, and EnerSource Mapping, Inc, which was a majority-owned subsidiary of IMT. All significant inter-company accounts and transactions were eliminated. IMT divested itself of its interest in Enersource Mapping during the fiscal year ended June 30, 2001, and IMT was dissolved during that same year. On August 20, 2001, a new corporation that will function as a mineral exploration company, temporarily named 3936449 Canada, Inc., was formed. The Company owns 75% of the new corporation and Goldsat Mining, Inc., owns the remaining 25%. The financial statements for the period ended September 30, 2001, include the accounts of the Company and 3936449 Canada, Inc..

The Company operates in three business segments. The Company licenses PRAXA software, which operates on VAX and Alpha computers manufactured by Compaq Computer Corporation. The Company also provides software maintenance, training, consulting and custom programming services in conjunction with the PRAXA software. The Company's newest business segment is engaged in developing products and services for sale to the mineral exploration, mining and related industries. This segment consists of the business of the Company's former majority owned subsidiary, Interactive Mining Technologies, LLC. The Company currently has no marketable products or services in this segment.

The Company has continued to incur losses from operations and has a working capital deficit of $(813,545) as of September 30, 2001, notes payable to its principal shareholder of $546,000 and other notes payable of approximately $60,500. As a result, management anticipates that new products as well as additional financing will be required in the very near future to sustain the Company's operations and to repay the notes. Management's plans for continuing their operations and for repaying the notes include developing new products and services to sell, raising additional funds from new and existing investors and generating revenues from the sale of existing products and services. In addition the Company is attempting to sell the PRAXA software sales and support business. There can be no assurance that the Company will obtain new products or services to sell, the financing or the product revenues needed to continue its operations and to repay the notes. The financial statements do not include any adjustments that might result from these uncertainties.

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

Footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted in accordance with the published rules and regulations of the Securities and

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001, Annual Report on Form 10-K.

2.  Net Income (Loss) per Common Share:
   ------------------------------------
Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") Earnings per Share, which requires disclosure of basic earnings per common share and diluted earnings per common share for all periods presented. Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income (loss) per share excludes any dilution effect of stock options and convertible preferred stock. Diluted net income per share includes the dilution effect of the assumed exercise of stock options using the treasury stock method, and the assumed conversion of the outstanding convertible preferred stock. The following table shows the computation of basic and diluted net income per share:

                                                 Three Months Ended
                                                    September 30,
                                                 ------------------
                                                  2001        2000
                                                  ----        ----
Numerator:
  Net (loss)                                  $(63,543)   $(57,929)
  Preferred dividend                                 0           0
                                              --------     -------
Income available to common shareholders       $(63,543)   $(57,929)
                                              ========     =======

Denominator:
  Weighted average number of shares issued
   and outstanding                           9,643,718   9,643,718
  Assumed exercise of options reduced by the
   number of shares which could have been
   purchased with the proceeds of those options    -           -
  Assumed conversion of preferred stock            -           -
                                             ---------   ---------
Total shares                                 9,643,718   9,643,718
                                             =========  ==========
Basic and diluted net (loss) per share          $(0.01)     $(0.01)
                                             =========   =========

As a result of a net loss for all periods presented, common stock equivalents for the assumed exercise of options and conversion of preferred shares are not included in the calculation of weighted average shares since their effect would be antidilutive.

The number of stock options and warrants outstanding was 1,831,251,and the number of common shares resulting from conversion of convertible preferred stock was 478,364 as of September 30, 2001.

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued


3.  Operating Segments
    ------------------
The Company organizes its business units into three reportable segments: software licenses; software related services; and, mineral exploration products and services. The segments' accounting policies are the same as those described in the summary of significant accounting policies except that interest expense and non-operating income and expenses are not allocated to the individual operating segments when determining segment profit or loss. The Company evaluates performance based on profit or loss from operations before interest and income taxes, not including nonrecurring gains and losses.

A summary of the segment information for the three months ended September 30, 2001 and 2000 is presented below.

                                                Three Months Ended
                                                   September 30,
                                                ------------------
                                                 2001        2000
                                                 ----        ----
Software licenses:

     Revenue                                   $13,650      $8,750
     Costs and expenses                          7,363       1,024
                                              --------     -------
     Income (loss) for segment                   6,287       7,726
                                              --------     -------
Software Related Services:

     Revenue                                    60,786     100,819
     Costs and expenses                         53,908      63,974
                                              --------     -------
     Income for segment                          6,878      36,845
                                              --------     -------
Mineral Exploration Products
    and Services:

     Revenue                                       -        14,427
     Costs and expenses                         61,544     110,279
                                              --------     -------
     Income for segment                        (61,544)    (95,852)
                                              --------     -------
Total income (loss) for segments              $(48,379)   $(51,281)
                                              ========     =======

4.  Related Party Transactions
    --------------------------
During the three month period ended September 30, 2000, two shareholders of the Company loaned $27,206 to Interactive Mining Technologies, LLC, the Company's majority-owned subsidiary, to be used to pay operating expenses. During the same period, the minority shareholder of EnerSource Mapping, Inc., loaned that

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

entity $10,315 to pay operating expenses. At the end of the period, the Company's major shareholder was owed a total of $603,555 by the Company and IMT, another shareholder was owed $103,500 by IMT, and the minority owner of IMT and ESM was owed a total of $17,660 by those entities.

During the period ended September 30, 2000, the Company paid $18,169 to it's principal shareholder for overdue interest on loans that had been granted to the Company.

No loans were granted to or repaid by the Company during the period ended September 30, 2001. At the end of the period, the Company owed $546,044 to it's principal shareholder and $60,500 to another shareholder.

                                   UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

FORWARD LOOKING STATEMENTS
--------------------------
In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS
---------------------
The Company and it's majority-owned subsidiaries continued to sell PRAXA soft-ware and software support services during the past three months. Two PRAXA software license upgrades were sold to existing customers. Revenue from software support services, which includes consulting, training, custom programming and hot-line support services, continued to decline from prior periods as more PRAXA customers converted to other MRP and ERP software systems. The Company continued work on the mineral potential analysis software project that was started by the Company's former majority owned subsidiary, Interactive Mining Technologies, LLC, but is uncertain of when the software and associated services can be brought to market because additional financing is required to complete the development of the software and to create an organization to market and perform the mineral assessment services.

Based upon direction given by the Company's Board of Directors, management has continued it's attempts to sell the PRAXA business sector. The business, which includes ownership of the PRAXA software, existing sales and software support agreements, and certain computer systems and office equipment, is listed with a nationwide business broker. If the PRAXA business is sold, funds resulting from the sale will be invested by the Company in the mineral exploration products and services business segment and used generally for working capital. To date there has been very little interest expressed by potential buyers of the PRAXA business sector, and there can be no assurances that a buyer will be found for the business.

First Quarter Ended September 30, 2001, Compared to the First Quarter Ended
---------------------------------------------------------------------------
September 30, 2000
------------------

During the three month period ended September 30, 2001, revenues decreased by 40% from the like period in 2000. Software license revenue increased by approximately 56%, while revenue from software related services declined by 40%.

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
                                 (continued)

This decrease was due to reduced revenue from PRAXA support agreements, a trend that has been on-going for several years and that management expects to continue in the future. Revenue from the sale of tenement maps and related mineral exploration services in the period ended September 30, 2000, was eliminated in the current period since the Company's interest in EnerSource Mapping, Inc., was sold in the year ended June 30, 2001.

The cost of providing software related services decreased by 31% from the period ended September 30, 2000,to the period ended September 30, 2001, due to fewer PRAXA users requiring support and consulting services and a resultant reduction in the size of the support staff. Selling expenses for PRAXA software and support services were further reduced to approximately $1,200 for the period ended September 30, 2001, since the Company no longer has resources dedicated to selling these products. General and administrative expenses declined by 51% from the period ended September 30, 2000 to the like period in 2001 due to a reduction in the administrative staff and downsizing of both of the Company's offices. Software development costs increased by 125% from the period ended September 30, 2000 to the period ended September 30, 2001, as the Company continued funding development of the mineral potential analysis software. Total costs and expenses decreased by approximately 30% from the period ended September 30, 2000, to the period ended September 30, 2001.

The reduction in revenues and in costs and expenses resulted in a loss from operations of $48,379 for the three months ended September 30, 2001, as compared with a loss from operations of $51,281 for the like period in 2000.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2001, the working capital deficit was $(813,545) as compared to a deficit of $(750,628) at June 30, 2001. The increased deficit was primarily due to higher accounts payable and accrued interest balances at September 30.

Management projects that capital from sources other than operations will be required to finance the ongoing operations of the Company. The Company anticipates raising this capital through the private placement of stock in the Company. This plan will require that new shares be authorized by the current shareholders, as there is not sufficient stock available to execute the plan. The shares held by existing shareholders will be diluted to the extent that new stock is issued. There can be no assurance that the Company will be able to raise these additional funds and failure to do so may have a material adverse impact on the Company's business and operations.

                            UNITRONIX CORPORATION

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently involved in any legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits

    None.

B. Reports on Form 8-K

    The Company did not file any reports on Form 8-K during this quarter.

                            UNITRONIX CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Unitronix Corporation
Date: November 7, 2001
                                       By: /s/William C. Wimer
                                           ---------------
                                           William C. Wimer
                                           Vice President, Operations and
                                           Chief Financial Officer