Form 10-Q
period 2001-12-31
UNITRONIX CORP
filed 2002-02-13
CIK 835270

Form 10-Q
                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 2001
                              -------------------------.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,643,718 shares of common stock, no par value, as of February 13, 2002

                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Consolidated Balance Sheets-
           December 31, 2001 and June 30, 2001                    3

Consolidated Statements of Income -
        Three Months Ended December 31, 2001 and 2000
        and Six Months Ended December 31, 2001 and 2000           4

Consolidated Statement of Changes in Stockholders' Deficit-
           Six Months Ended December 31, 2001                     5

Consolidated Statements of Cash Flows -
           Six Months Ended December 31, 2001 and 2000            6

Notes to Consolidated Financial Statements                        7


Item 2:

Management's Discussion and Analysis of Results of               10
Operations and Financial Condition for the Three Months
Ended December 31, 2001 and the Six Months Ended
December 31, 2001




Part II.        Other Information                                13

                              UNITRONIX CORPORATION
                         PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                                                         December 31,
                                                            2001       June 30,
                                                         (Unaudited)   2001 (1)
                                       ASSETS            -----------   --------
CURRENT ASSETS:
      Cash                                                  $2,258          $98
      Accounts receivable, net of allowance for doubtful
      accounts of $249 and $925 at December 31 and
      June 30, 2001, respectively                           10,310       45,306
      Prepaid expenses and other current assets              3,621        3,971
                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                  16,189       49,375

Property and equipment, at cost less accumulated
depreciation of $314,902 and $314,230 at December 31 and
June 30, 2001, respectively                                  1,380        2,051
Other assets                                                 2,602        2,892
                                                        ----------      -------
TOTAL ASSETS                                               $20,171      $54,318
                                                         =========     ========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable - related parties                     $654,544     $606,544
      Accounts payable                                      61,222       35,722
      Accrued expenses                                      55,489       28,018
      Accrued interest-related parties                     114,472       82,865
      Deferred revenue                                      26,613       46,854
                                                          --------      -------
      TOTAL CURRENT LIABILITIES                            912,340      800,003
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES
Series A preferred stock, $1 par value, 6% cumulative
   convertible nonvoting; authorized 1,000,000 shares;
   956,728 issued and outstanding at December 31 and
   June 30, 2001, net of unamortized issuance costs of
   $550 at December 31, 2001 and $1,100 at June 30,
   2001, plus undeclared accumulated dividends of $200,914
   at December 31, 2001 and $172,212 at June 30, 2001    1,157,092    1,127,840
STOCKHOLDERS' DEFICIT:
Common stock, no par value; authorized 14,000,000 shares;
   9,643,718 shares issued and outstanding at
   December 31 and June 30, 2001                         3,487,912    3,487,912
Additional paid-in capital                                   4,340        4,890
Accumulated deficit                                     (5,541,513)  (5,366,327)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' DEFICIT                             (2,049,261)  (1,873,525)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $20,171      $54,318
                                                         =========     ========
(1) Derived from audited financial statements.
    See accompanying notes to financial statements.

                              UNITRONIX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                         Three Months Ended    Six Months Ended
                                             December 31,        December 31,
                                           2001       2000     2001       2000
                                          ------     ------   ------     ------
REVENUE:
     Software licenses                       -       $6,806  $13,650    $15,556
     Software related services           $60,584     80,492  121,370    181,311
     Maps and related services               -       11,701      -       26,128
                                         -------    -------  -------    -------
TOTAL REVENUE                             60,584     98,999  135,020    222,995
                                         -------    -------  -------    -------
COSTS AND EXPENSES:
     Cost of software related services    27,241     34,105   50,487     67,654
     Cost of map production                  -          444      -        1,330
     Software development costs           47,319      2,583   90,465     21,724
     Selling and marketing expenses        2,457      8,440    3,686     17,838
     General and administrative           50,065    112,792  105,259    225,095
                                         -------    -------  -------    -------
TOTAL COSTS AND EXPENSES                 127,082    158,364  249,897    333,641
                                         -------    -------  -------    -------
(LOSS) FROM OPERATIONS                   (66,498)   (59,365)(114,877)  (110,646)
INTEREST INCOME (EXPENSE), NET           (16,443)    (6,768) (31,607)   (13,416)
                                         -------    -------  -------    -------
INCOME (LOSS) BEFORE INCOME TAXES        (82,941)   (66,133)(146,484)  (124,062)
                                         -------    -------  -------    -------
PROVISION FOR INCOME TAXES                   -          -        -          -
                                         -------    -------  -------    -------
NET INCOME (LOSS)                       $(82,941)  $(66,133)$(146,484)$(124,062)
                                         =======    =======   =======   =======
Basic and diluted
   net income (loss) per share            $(0.01)    $(0.01)   $(0.02)   $(0.01)
                                         =======    =======   =======   =======
Shares used in computing
   basic and diluted net
   income (loss) per share             9,643,718  9,643,718 9,643,718 9,643,718
                                         =======    =======   =======   =======













See notes to financial statements.

                               UNITRONIX CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                      For the Six Months Ended December 31, 2001

                         Common Stock
                        --------------   Additional
                      Shares               Paid-in    Accumulated  Stockholders'
                      Issued      Amount   Capital      Deficit       Deficit
                      ------      ------   -------      -------       -------

Balance,
June 30, 2001       9,643,718  $3,487,912   $4,890    $(5,366,327) $(1,873,525)

Net (loss)                                               (146,484)    (146,484)

Unpaid accumulated
preferred dividends                                       (28,702)     (28,702)

Amortization of
preferred stock
issuance costs                                (550)                       (550)
                    ---------   ---------   ------     ----------   -----------
Balance,
December 31, 2001   9,643,718  $3,487,912   $4,340    $(5,541,513) $(2,049,261)
                    =========   =========   ======     ===========  ===========










See notes to financial statements.

                               UNITRONIX CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                  Six Months Ended December 31,
                                                --------------------------------
                                                       2001            2000
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                         $(146,484)       $(124,062)

Adjustments to reconcile net (loss)to net cash
      provided (used) by operating activities:
      Depreciation and amortization                      671            3,476
Decreases (increases) in operating assets:
      Accounts receivable                             34,996           20,309
      Notes receivable                                   -             72,916
      Prepaid expenses and other current assets          350           (3,088)
      Other assets                                       290            1,156

Increases (decreases) in operating liabilities:
      Accounts payable                                25,500           16,188
      Accrued expenses                                27,471          (20,820)
      Accrued interest                                31,607            3,005
      Deferred revenue                               (20,241)         (42,075)
                                                     -------          -------
Net cash (used) by operating activities              (45,840)         (72,995)
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                        48,000           40,021
                                                     -------          -------
Net cash provided by financing activities             48,000           40,021
                                                     -------          -------
Net increase (decrease) in cash                        2,160          (32,974)
Cash at beginning of period                               98           35,452
                                                     -------          -------
Cash at end of period                                 $2,258           $2,478
                                                     =======          =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                            -            $18,169
     Taxes                                               -             $1,946







See notes to financial statements.

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Summary of Significant Accounting Policies:
   ------------------------------------------
Basis of Presentation
---------------------
The consolidated financial statements for the year ended June 30, 2001, and the period ended December 31, 2000, include the accounts of Unitronix Corporation (the "Company"), Interactive Mining Technologies, LLC ("IMT"), which was a majority-owned subsidiary of the Company, and EnerSource Mapping, Inc, which was a majority-owned subsidiary of IMT. All significant inter-company accounts and transactions were eliminated. IMT divested itself of its interest in Enersource Mapping during the fiscal year ended June 30, 2001, and IMT was dissolved during that same year. On August 20, 2001, a new corporation that will function as a mineral exploration company, temporarily named 3936449 Canada, Inc., was formed. The Company owns 75% of the new corporation and Goldsat Mining, Inc., owns the remaining 25%. The financial statements for the period ended December 31, 2001, include the accounts of the Company and 3936449 Canada, Inc..

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

The Company has continued to incur losses from operations and has a working capital deficit of $(896,151) as of December 31, 2001, notes payable to its principal shareholder of $574,000 and other notes payable of approximately $80,500. As a result, management anticipates that new products as well as additional financing will be required in the very near future to sustain the Company's operations and to repay the notes. Management's plans for continuing their operations and for repaying the notes include developing new products and services to sell, raising additional funds from new and existing investors and generating revenues from the sale of existing products and services. In addition the Company is attempting to sell the PRAXA software sales and support business. There can be no assurance that the Company will obtain new products or services to sell, the financing or the product revenues needed to continue its operations and to repay the notes. The financial statements do not include any adjustments that might result from these uncertainties.

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

                                           Three Months Ended   Six Months Ended
                                              December 31,         December 31,
                                           ------------------   ----------------
                                           2001       2000       2001      2000
                                           ----       ----       ----      ----
Numerator:
  Net income (loss)                    $(82,941)  $(66,133) $(146,484)$(124,062)
  Preferred dividend                        -          -          -         -
                                        -------    -------    -------   -------
Income available to common shareholders$(82,941)  $(66,133) $(146,484)$(124,062)
                                        =======    =======    =======   =======

Denominator:
  Weighted average number of shares
   issued and outstanding             9,643,718  9,643,718  9,643,718 9,643,718
  Assumed exercise of options reduced
   by the number of shares which would
   have been purchased with the
   proceeds of those options                -          -          -         -
  Assumed conversion of preferred stock     -          -          -        -
                                        -------    -------   -------    -------
Total shares                          9,643,718  9,643,718 9,643,718  9,643,718
                                      =========  ========= ========= ==========
Basic and diluted
    net (loss) per share                 $(0.01)    $(0.01)   $(0.02)    $(0.01)
                                      =========  ========= ========= ==========

As a result of a net loss for all periods presented, common stock equivalents for the assumed exercise of options and conversion of preferred shares are not included in the calculation of weighted average shares since their effect would be antidilutive.

The number of stock options and warrants outstanding was 1,831,251,and the number of common shares resulting from conversion of convertible preferred stock was 478,364 as of December 31, 2001.

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

A summary of the segment information for the three month and six month periods ended December 31, 2001 and 2000 is presented below.

                                         Three Months Ended    Six Months Ended
                                            December 31,         December 31,
                                         ------------------   ------------------
                                          2001        2000     2001        2000
                                          ----        ----     ----        ----
Software licenses:

     Revenue                             $  -        $6,806  $13,650    $15,556
     Costs and expenses                   3,107       1,024   10,470      2,048
                                       --------     -------  -------    -------
     Income (loss) for segment           (3,107)      5,782    3,180     13,508
                                       --------     -------  -------    -------
Software Related Services:

     Revenue                             60,584      80,492  121,370    181,311
     Costs and expenses                  58,805      89,350  112,713    153,324
                                       --------     -------  -------    -------
     Income (loss) for segment            1,779      (8,858)   8,657     27,987
                                       --------     -------  -------    -------
Mineral Exploration Products
    and Services:

     Revenue                                -        11,701      -       26,128
     Costs and expenses                  65,170      67,990  126,714    178,269
                                       --------     -------  -------    -------
     (Loss) for segment                 (65,170)    (56,289)(126,714)  (152,141)
                                       --------     -------  -------    -------
Total (loss) for segments              $(66,498)   $(59,365)(114,877)  (110,646)
                                       ========     =======  =======    =======

4.  Related Party Transactions
    --------------------------
During the three month period ended December 31, 2001, two shareholders loaned $48,000 to the Company to pay operating expenses. At the end of the period, the Company's major shareholder was owed a total of $672,708 by the Company for loans and accrued interest, and another shareholder was owed $96,308 by the Company.

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

RESULTS OF OPERATIONS
---------------------
The Company continued to sell PRAXA software and software support services during the three month and six month periods ended December 31, 2001. Two PRAXA software license upgrades were sold to existing customers. Revenue from software support services, which includes consulting, training, custom programming and hot-line support services, continued to decline from prior periods as more PRAXA customers converted to other MRP and ERP software systems.

The Company continued work on the mineral potential analysis software project that was started by the Company's former majority owned subsidiary, Interactive Mining Technologies, LLC. Additional testing of the software that was performed during the six months ended December 31, 2001, appeared to validate the concept and the algorithms being employed. Management believes that the software and associated services can be brought to market in the fourth quarter of the current fiscal year, providing that additional funding can be obtained to finance completion of the development of the software and creation of an organization to market and perform the mineral assessment services.

Based upon direction given by the Company's Board of Directors, management has continued it's attempts to sell the PRAXA business sector. The business, which includes ownership of the PRAXA software, existing sales and software support agreements, and certain computer systems and office equipment, is listed with a nationwide business broker. If the PRAXA business is sold, funds resulting from the sale will be invested by the Company in the mineral exploration products and services business segment and used generally for working capital. To date there has been very little interest expressed by potential buyers of the PRAXA business sector, and there can be no assurances that a buyer will be found for the business. Management is continuing it's efforts to reduce expenses associated with the PRAXA business segment in it's attempt to generate positive cash flow from the segment.

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
                                 (continued)

Second Quarter Ended December 31, 2001 Compared to the Second Quarter Ended
----------------------------------------------------------------------------
December 31, 2000
-----------------

During the three month period ended December 31, 2001, revenues decreased by 39% from the like period in 2000. There was no revenue from software licenses in the quarter ended December 31, 2001, while revenue from software related services declined by 25%. This decrease was due to reduced revenue from PRAXA support customers, a trend that has been on-going for several years and that management expects to continue in the future. There was also no revenue from the sale of tenement maps and related mineral exploration services during the 2001 period by EnerSource Mapping, Inc., as the Company divested it's interest in Enersource Mapping during the prior fiscal year.

The cost of providing software related services decreased by 20% from the quarter ended December 31, 2000,to the period ended December 31, 2001, due to fewer PRAXA users requiring support and consulting services. Selling expenses for PRAXA software and support services were reduced to approximately $2,500 for the period ended December 31, 2001, since the Company no longer has resources dedicated to selling these products.

Software development costs of approximately $47,300 were incurred by the Company for funding additional development and testing of software that is designed to assist it's users in locating commercially exploitable deposits of base minerals. The Company anticipates bringing the software and related services to market during the fourth quarter of the current fiscal year.

General and administrative expenses ("G & A") decreased by 56% from the period ended December 31, 2000, to the like period in 2001 This reduction was due to a decrease in administrative and support staffing, decreases in scheduled work hours and salaries for the software support staff and the Chief Financial Officer, and the allocation of the salary and expenses of the Company's product development manager to the mineral potential assessment software development project.

The reduction in revenues resulted in a loss from operations of approximately $66,500 for the three months ended December 31, 2001, as compared with a loss from operations of approximately $59,300 for the like period in 2000.

Six Months Ended December 31, 2001, Compared to the Six Months Ended
--------------------------------------------------------------------
December 31, 2000
-----------------

During the six month period ended December 31, 2001, revenues decreased by 39% from the like period in 2000. Software license revenue was approximately the same for both periods, while revenue from software related services declined by 33%. This decrease was due to reduced revenue from PRAXA support agreements, a trend that has been on-going for several years and that manage-

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
                                 (continued)

ment expects to continue in the future. Revenue from the sale of tenement maps and related mineral exploration services by EnerSource Mapping, Inc., was eliminated in fiscal 2001 due to the divestiture of Enersource Mapping by the Company as discussed above.

The cost of providing software related services decreased by 25% from the period ended December 31, 2000,to the period ended December 31, 2001, due to fewer PRAXA users requiring support and consulting services. Selling expenses for PRAXA software and support services were reduced to approximately $3,700 for the period ended December 31, 2001, since the Company no longer has resources dedicated to selling these products. Approximately $12,000 of selling expenses that were incurred by EnerSource Mapping, Inc. in the 2000 period were eliminated in 2001.

Software development costs of approximately $90,000 were incurred by the Company, for funding further development and testing of software that will assist it's users in locating commercially exploitable deposits of base minerals.

General and administrative expenses ("G & A") decreased by 53% from the period ended December 31, 2000, to the like period in 2001 This reduction was due to a decrease in scheduled work hours and salaries for the software support staff and the Chief Financial Officer, and the allocation of the salary and expenses of the Company's product development manager to the mineral potential assessment software development project.

The reduction in revenues resulted in a loss from operations of approximately $115,000 for the six months ended December 31, 2001, as compared with a loss from operations of approximately $111,000 for the like period in 2000.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2001, the working capital deficit was $(896,151) as compared to a deficit of $(750,628) at June 30, 2001. The increased deficit is due to decreased accounts receivables and higher notes payable, accounts payable and accrued expense and interest balances at December 31.

Management projects that capital from sources other than operations will be required to bring the mineral potential assessment software and related services to market. The Company anticipates raising this capital through the sale of the PRAXA business sector and the private placement of stock in the Company. This plan will require that new shares be authorized by the current shareholders, as there is not sufficient stock available to execute the plan. The shares held by existing shareholders will be diluted to the extent that new stock is issued. There can be no assurance that the Company will be able to raise these additional funds and failure to do so may have a material adverse impact on the Company's business and operations.

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


                                       Unitronix Corporation
Date: February 13, 2002
                                       By: /s/William C. Wimer
                                           ---------------
                                           William C. Wimer
                                           Vice President, Operations and
                                           Chief Financial Officer