Form 10-Q
period 2002-03-31
UNITRONIX CORP
filed 2002-05-08
CIK 835270

Form 10-Q
                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2002
                              -------------------------.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,643,718 shares of common stock, no par value, as of May 8, 2002.

                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Consolidated Balance Sheets-
           March 31, 2002 and June 30, 2001                       3

Consolidated Statements of Income -
        Three Months Ended March 31, 2002 and 2001
        and Nine Months Ended March 31, 2002 and 2001             4

Consolidated Statement of Changes in Stockholders' Deficit-
           Nine Months Ended March 31, 2002                       5

Consolidated Statements of Cash Flows -
           Nine Months Ended March 31, 2002 and 2001              6

Notes to Consolidated Financial Statements                        7


Item 2:

Management's Discussion and Analysis of Results of               10
Operations and Financial Condition for the Three Months
Ended March 31, 2002 and the Nine Months Ended
March 31, 2002




Part II.        Other Information                                13

                              UNITRONIX CORPORATION
                         PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                                                          March 31,
                                                            2002       June 30,
                                                         (Unaudited)   2001 (1)
                                       ASSETS            -----------   --------
CURRENT ASSETS:
      Cash                                                    $285          $98
      Accounts receivable, net of allowance for doubtful
      accounts of $493 and $925 at March 31, 2002, and
      June 30, 2001, respectively                           22,134       45,306
      Prepaid expenses and other current assets                461        3,971
                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                  22,880       49,375

Property and equipment, at cost less accumulated
depreciation of $315,238 and $314,230 at March 31, 2002,
and June 30, 2001, respectively                              1,043        2,051
Other assets                                                 2,602        2,892
                                                        ----------      -------
TOTAL ASSETS                                               $26,525      $54,318
                                                         =========     ========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable - related parties                     $713,544     $606,544
      Accounts payable                                      64,144       35,722
      Accrued expenses                                      52,399       28,018
      Accrued interest-related parties                     131,666       82,865
      Deferred revenue                                      31,011       46,854
                                                          --------      -------
      TOTAL CURRENT LIABILITIES                            992,764      800,003
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES
Series A preferred stock, $1 par value, 6% cumulative
   convertible nonvoting; authorized 1,000,000 shares;
   956,728 issued and outstanding at March 31, 2002, and
   June 30, 2001, net of unamortized issuance costs of
   $275 at March 31, 2002, and $1,100 at June 30,
   2001, plus undeclared accumulated dividends of $215,265
   at March 31, 2002 and $172,212 at June 30, 2001       1,171,718    1,127,840
STOCKHOLDERS' DEFICIT:
Common stock, no par value; authorized 14,000,000 shares;
   9,643,718 shares issued and outstanding at
   March 31, 2002, and June 30, 2001                     3,487,912    3,487,912
Additional paid-in capital                                   4,065        4,890
Accumulated deficit                                     (5,629,934)  (5,366,327)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' DEFICIT                             (2,137,957)  (1,873,525)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $26,525      $54,318
                                                         =========     ========
(1) Derived from audited financial statements.
    See accompanying notes to financial statements.

                              UNITRONIX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                         Three Months Ended   Nine Months Ended
                                               March 31,           March 31,
                                           2002       2001     2002       2001
                                          ------     ------   ------     ------
REVENUE:
     Software licenses                       -          -    $13,650    $15,556
     Software related services           $53,226    $65,682  174,596    246,993
     Maps and related services               -          -        -       26,128
                                         -------    -------  -------    -------
TOTAL REVENUE                             53,226     65,682  188,246    288,677
                                         -------    -------  -------    -------
COSTS AND EXPENSES:
     Cost of software related services    23,304     33,052   73,791    100,706
     Cost of map production                  -        1,564      -        2,894
     Software development costs           59,419        -    149,884     21,724
     Selling and marketing expenses        1,229      1,544    4,915     19,382
     General and administrative           26,149     78,965  131,408    304,060
                                         -------    -------  -------    -------
TOTAL COSTS AND EXPENSES                 110,101    115,125  359,998    448,766
                                         -------    -------  -------    -------
(LOSS) FROM OPERATIONS                   (56,875)   (49,443)(171,752)  (160,089)
INTEREST INCOME (EXPENSE), NET           (17,194)   (10,405) (48,802)   (23,821)
OTHER INCOME (EXPENSE), NET                  -          660      -          660
                                         -------    -------  -------    -------
INCOME (LOSS) BEFORE INCOME TAXES        (74,069)   (59,188)(220,554)  (183,250)
                                         -------    -------  -------    -------
PROVISION FOR INCOME TAXES                   -          -        -          -
                                         -------    -------  -------    -------
NET INCOME (LOSS)                       $(74,069)  $(59,188)$(220,554)$(183,250)
                                         =======    =======   =======   =======
Basic and diluted
   net income (loss) per share            $(0.01)    $(0.01)   $(0.02)   $(0.02)
                                         =======    =======   =======   =======
Shares used in computing
   basic and diluted net
   income (loss) per share             9,643,718  9,643,718 9,643,718 9,643,718
                                         =======    =======   =======   =======












See notes to financial statements.

                               UNITRONIX CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                      For the Nine Months Ended March 31, 2002

                         Common Stock
                        --------------   Additional
                      Shares               Paid-in    Accumulated  Stockholders'
                      Issued      Amount   Capital      Deficit       Deficit
                      ------      ------   -------      -------       -------

Balance,
June 30, 2001       9,643,718  $3,487,912   $4,890    $(5,366,327) $(1,873,525)

Net (loss)                                               (220,554)    (220,554)

Unpaid accumulated
preferred dividends                                       (43,053)     (43,053)

Amortization of
preferred stock
issuance costs                                (825)                       (825)
                    ---------   ---------   ------     ----------   -----------
Balance,
March 31, 2002      9,643,718  $3,487,912   $4,065    $(5,629,934) $(2,137,957)
                    =========   =========   ======     ===========  ===========










See notes to financial statements.

                               UNITRONIX CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                   Nine Months Ended March 31,
                                                   ---------------------------
                                                       2002            2001
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                         $(220,554)       $(183,250)

Adjustments to reconcile net (loss)to net cash
      provided (used) by operating activities:
      Depreciation and amortization                    1,008            4,254
Decreases (increases) in operating assets:
      Accounts receivable                             23,172            9,414
      Notes receivable                                   -             93,750
      Prepaid expenses and other current assets        3,510             (626)
      Other assets                                       290            1,156

Increases (decreases) in operating liabilities:
      Accounts payable                                28,422           41,306
      Accrued expenses                                24,381          (27,560)
      Accrued interest                                48,801           14,681
      Deferred revenue                               (15,843)         (36,149)
                                                     -------          -------
Net cash (used) by operating activities             (106,813)         (83,024)
                                                     -------          -------

CASH FLOWS FROM INVESTING ACIVITIES:
      Sale (purchase) of equipment, net                  -                660
                                                     -------          -------
Net cash provided by investing activities                -                660

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                       107,000           47,952
                                                     -------          -------
Net cash provided by financing activities            107,000           47,952
                                                     -------          -------
Net increase (decrease) in cash                          187          (34,412)
Cash at beginning of period                               98           35,452
                                                     -------          -------
Cash at end of period                                   $285           $1,040
                                                     =======          =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                            -            $18,169
     Taxes                                               -             $1,946


See notes to financial statements.

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Summary of Significant Accounting Policies:
   ------------------------------------------
Basis of Presentation
---------------------
The consolidated financial statements for the year ended June 30, 2001, and the period ended March 31, 2001, include the accounts of Unitronix Corporation
(the "Company"), Interactive Mining Technologies, LLC ("IMT"), which was a majority-owned subsidiary of the Company, and EnerSource Mapping, Inc, which was a majority-owned subsidiary of IMT. All significant inter-company accounts and transactions were eliminated. IMT divested itself of its interest in Enersource Mapping during the fiscal year ended June 30, 2001, and IMT was dissolved during that same year. On August 20, 2001, a new corporation that will function as a mineral exploration company, temporarily named 3936449 Canada, Inc., was formed. The Company owns 75% of the new corporation and Goldsat Mining, Inc., owns the remaining 25%. The financial statements for the periods ended March 31, 2002, include the accounts of the Company and 3936449 Canada, Inc..

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

The Company has continued to incur losses from operations and has a working capital deficit of $(969,884) as of March 31, 2002, notes payable to its principal shareholder of $607,544 and other notes payable of approximately $103,500. As a result, management anticipates that new products as well as additional financing will be required in the very near future to sustain the Company's operations and to repay the notes. Management's plans for continuing their operations and for repaying the notes include developing new products and services to sell, raising additional funds from new and existing investors and generating revenues from the sale of existing products and services. In addition the Company is attempting to sell the PRAXA software sales and support business. There can be no assurance that the Company will obtain new products or services to sell, the financing or the product revenues needed to continue its operations and to repay the notes. The financial statements do not include any adjustments that might result from these uncertainties.

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

                                           Three Months Ended  Nine Months Ended
                                               March 31,             March 31,
                                           ------------------   ----------------
                                           2002       2001       2002      2001
                                           ----       ----       ----      ----
Numerator:
  Net income (loss)                    $(74,069)  $(59,188) $(220,554)$(183,250)
  Preferred dividend                        -          -          -         -
                                        -------    -------    -------   -------
Income available to common shareholders$(74,069)  $(59,188) $(220,554)$(183,250)
                                        =======    =======    =======   =======

Denominator:
  Weighted average number of shares
   issued and outstanding             9,643,718  9,643,718  9,643,718 9,643,718
  Assumed exercise of options reduced
   by the number of shares which would
   have been purchased with the
   proceeds of those options                -          -          -         -
  Assumed conversion of preferred stock     -          -          -        -
                                        -------    -------   -------    -------
Total shares                          9,643,718  9,643,718 9,643,718  9,643,718
                                      =========  ========= ========= ==========
Basic and diluted
    net (loss) per share                 $(0.01)    $(0.01)   $(0.02)    $(0.02)
                                      =========  ========= ========= ==========

As a result of a net loss for all periods presented, common stock equivalents for the assumed exercise of options and conversion of preferred shares are not included in the calculation of weighted average shares since their effect would be antidilutive.

The number of stock options and warrants outstanding was 2,425,092,and the number of common shares resulting from conversion of convertible preferred stock was 478,364 as of March 31, 2002.

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

A summary of the segment information for the three month and nine month periods ended March 31, 2002 and 2001 is presented below.

                                         Three Months Ended   Nine Months Ended
                                              March 31,            March 31,
                                         ------------------   ------------------
                                          2002        2001     2002        2001
                                          ----        ----     ----        ----
Software licenses:

     Revenue                                -           -    $13,650    $15,556
     Costs and expenses                     -           -     10,470      2,048
                                       --------     -------  -------    -------
     Income (loss) for segment              -           -      3,180     13,508
                                       --------     -------  -------    -------
Software Related Services:

     Revenue                             53,226      65,682  174,596    246,993
     Costs and expenses                  37,607      55,891  150,320    209,215
                                       --------     -------  -------    -------
     Income (loss) for segment           15,619       9,791   24,276     37,778
                                       --------     -------  -------    -------
Mineral Exploration Products
    and Services:

     Revenue                                -           -        -       26,128
     Costs and expenses                  72,494      59,234  199,208    237,503
                                       --------     -------  -------    -------
     (Loss) for segment                 (72,494)    (59,234)(199,208)  (211,375)
                                       --------     -------  -------    -------
Total (loss) for segments              $(56,875)   $(49,443)(171,752)  (160,089)
                                       ========     =======  =======    =======

4.  Related Party Transactions
    --------------------------
During the three month period ended March 31, 2002, two shareholders loaned $49,000 to the Company to pay operating expenses. At the end of the period, the Company's major shareholder was owed a total of $723,465 by the Company for loans and accrued interest, and another shareholder was owed $121,744 by the Company. The Company's major shareholder was granted warrants to purchase

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

433,841 shares of the Company's common stock at a price of fifteen cents ($0.15) per share on march 31, 2002, in accordance with a lending agreement that was negotiated between the Company and the shareholder in 2000.


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

RESULTS OF OPERATIONS
---------------------
The Company continued to sell PRAXA software and software support services during the three month and nine month periods ended March 31, 2002. Two PRAXA software license upgrades were sold to existing customers in the nine month period; there were no sales of software licenses in the three months ended March 31, 2002.. Revenue from software support services, which includes consulting, training, custom programming and hot-line support services, continued to decline from prior periods as more PRAXA customers converted to other MRP and ERP software systems. The customers that continue to use the PRAXA software require limited consulting and training services as they typically have a high level of expertise in the use of the software.

The Company continued work on the mineral potential assessment software project that was started by the Company's former majority owned subsidiary, Interactive Mining Technologies, LLC. The Company's consulting experts have now approved the underlying model for Geo-Sleuth, the Company's mineral potential assessment tool. The model reflects the results of testing over both the Noranda camp in Rouyn-Noranda, Quebec, and the Sturgeon Lake camp in Ontario. These two camps cover the spectrum of common volcanic massive sulfide deposit types and environ ments. Results from these tests have been better than expected with the tool being able to eliminate 95% of the area of inquiry as not being prospective and retaining the 5% of the land mass which is prospective as evidenced by existing mines and known mineralization.

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
                                  continued

Geo-Sleuth is currently being applied in a "real-world" environment in an under-explored area of approximately twelve thousand square kilometers located in northern Quebec, Canada. The required data has been obtained, formatted and analyzed. The preliminary mineral potential maps have been received and are currently being evaluated.

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

Third Quarter Ended March 31, 2002 Compared to the Third Quarter Ended
----------------------------------------------------------------------
March 31, 2001
--------------

During the three month period ended March 31, 2002, revenues decreased by 19% from the like period in 2001. There was no revenue from software licenses in the quarter ended March 31, 2002, while revenue from software related services declined by 19%. This decrease was due to reduced revenue from PRAXA support customers, a trend that has been on-going for several years and that management expects to continue in the future. There was also no revenue from the sale of tenement maps and related mineral exploration services during the 2002 period by EnerSource Mapping, Inc., as the Company divested it's interest in EnerSource Mapping during the prior fiscal year.

The cost of providing software related services decreased by 29.5% from the quarter ended March 31, 2001,to the period ended March 31, 2002, due to fewer PRAXA users requiring support and consulting services. Selling expenses for PRAXA software and support services were reduced to approximately $1,200 for the period ended March 31, 2002, since the Company no longer has resources dedicated to selling these products.

Software development costs of approximately $59,400 were incurred by the Company for funding additional development and testing of its Geo-Sleuth mineral potential assessment tool. The Company anticipates bringing the software and related services to market during the fourth quarter of the current fiscal year provided that funding can be obtained to finance completion of the development of the software and creation of an organization to market and perform the mineral assessment potential services..

General and administrative expenses ("G & A") decreased by 67% from the period ended March 31, 2001, to the like period in 2002 This reduction was due to a

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
                                  continued

decrease in administrative and support staffing, decreases in scheduled work hours and salaries for the software support staff and the Chief Financial Officer, and the allocation of the salary and expenses of the Company's product development manager to the mineral potential assessment software development project.

The reduction in revenues resulted in a loss from operations of approximately $74,000 for the three months ended March 31, 2002, as compared with a loss from operations of approximately $59,200 for the like period in 2001.

Nine Months Ended March 31, 2002, Compared to the Nine Months Ended
-------------------------------------------------------------------
March 31, 2001
--------------

During the nine month period ended March 31, 2002, revenues decreased by 35% from the like period in 2001. Software license revenue was approximately the same for both periods, while revenue from software related services declined by 29%. This decrease was due to reduced revenue from PRAXA support agreements, a trend that has been on-going for several years and that manage-ment expects to continue in the future. Revenue from the sale of tenement maps and related mineral exploration services by EnerSource Mapping, Inc., was eliminated in fiscal 2002 due to the divestiture of EnerSource Mapping by the Company as discussed above.

The cost of providing software related services decreased by 27% from the period ended March 31, 2001, to the period ended March 31, 2002, due to fewer PRAXA users requiring support and consulting services. Selling expenses for PRAXA software and support services were reduced to approximately $4,900 for the period ended March 31, 2002, since the Company no longer has resources dedicated to selling these products. Approximately $12,000 of selling expenses that were incurred by EnerSource Mapping, Inc. in the 2001 period were eliminated in 2002.

Software development costs of approximately $150,000 were incurred by the Company, for funding further development and testing of its Geo-Sleuth mineral potential assessment tool.

General and administrative expenses ("G & A") decreased by 57% from the period ended March 31, 2001, to the like period in 2002. This reduction was due to a decrease in scheduled work hours and salaries for the software support staff and the Chief Financial Officer, and the allocation of the salary and expenses of the Company's product development manager to the mineral potential assessment software development project.

The reduction in revenues resulted in a loss from operations of approximately $220,500 for the nine months ended March 31, 2002, as compared with a loss from operations of approximately $183,000 for the like period in 2001.

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
                               continued

Liquidity and Capital Resources
-------------------------------

As of March 31, 2002, the working capital deficit was $(969,884) as compared to a deficit of $(750,628) at June 30, 2001. The increased deficit is due to decreased accounts receivables and higher notes payable, accounts payable and accrued expense and interest balances at March 31.

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


                                       Unitronix Corporation
Date: May 8, 2002
                                       By: /s/William C. Wimer
                                           ---------------
                                           William C. Wimer
                                           Vice President, Operations and
                                           Chief Financial Officer