Form 10-K
period 2002-06-30
UNITRONIX CORP
filed 2002-09-30
CIK 835270

Form 10-K
                    Securities and Exchange Commission
                         Washington, DC 20549

   ANNUAL REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended    June 30, 2002
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

Based upon the latest sale price of the stock as of September 27, 2002, of $0.51 per share, the aggregate market value, as of September 30, 2002 of the shares of common stock held by non-affiliates was $1,642,534. "Non-affiliates" includes all share owners of the registrant other than its officers, directors and owners of more than ten percent of its outstanding stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

9,643,718 shares of common stock, no par value, as of September 30, 2002

                     DOCUMENTS INCORPORATED BY REFERENCE

                                    NONE

Forward Looking Statements

In addition to historical information, this Annual Report contains forward looking statements. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2003.

                                    PART I
Item 1.                            BUSINESS
-------                            --------

GENERAL

Unitronix Corporation ("the Company") is a software development and services company that is currently in transition from being a provider of material requirements planning (MRP) systems with its PRAXA product to being a provider of knowledge-based tools for the mineral exploration industry. The cost of updating PRAXA to utilize current information technologies and the emergence of several dominant players in the MRP market, such as SAP, Oracle and J.D. Edwards convinced management that the Company should consider other venues for its future business endeavors. The ensuing exploration of several technology based opportunities resulted in the Company focusing on the rapidly expanding geomatics* industry. Utilizing its in-house project management and software development experience and the services of several recognized scientists and geomatics experts, the Company has developed a mineral potential analysis tool.

Unitronix Corporation, ("the Company"), was founded and incorporated in 1975 in the State of New Jersey, and operated as a distributor of computer products until 1986. During that year the Company purchased the PRAXA software package from Xerox Corporation. PRAXA is a Manufacturing Resource Planning (MRPII) system that integrates manufacturing, distribution and financial applications into one system that monitors and supports material requirements planning, capacity planning, factory order and cost control, inventory control, product sales and distribution and financial accounting. Sub-sets of PRAXA are employed by non-manufacturing firms to help manage specific segments of their businesses, e.g., wholesale distributors employ the sales, distribution and financial modules of PRAXA in their firms while some service companies use only the financial modules.


* Geomatics, as defined by the Geomatics Industry Association of Canada, is "A technology and service sector focusing on the acquisition, storage, analysis, dissemination and management of geographically referenced information for improved decision making."

From 1986 until 1998 the Company was in the business of marketing, installing and supporting turnkey computer systems that incorporated PRAXA and computer equipment manufactured by DEC. The Company also separately licensed PRAXA software to existing users of DEC's VAX and Alpha lines of computers. Since 1998 the Company has not sold computer equipment, and the Company's sole source of revenue has been the sale of PRAXA license upgrades, software support, consulting services and additional PRAXA modules, to existing customers.

Although PRAXA provides substantial capabilities to small and mid-sized firms, it is based upon obsolete technology and lacks features that many companies now demand from their enterprise resource planning systems, such as e-commerce and customer relationship management. The Company made two attempts to develop new versions of PRAXA that would have been based upon current technology and would have provided additional features that customers wanted. Neither attempt succeeded in producing a completed product.

In 1999 the Company decided that the cost to develop a new system, and the intense competition in the manufacturing resource planning system market made it unfeasible to remain in the manufacturing system business. Accordingly, manage-ment has been attempting to sell the PRAXA business segment since that time, and has redirected the Company into the geomatics industry.

In September, 1999, the Company and a Canadian mineral exploration firm, Goldsat Mining, Inc., formed a jointly owned limited liability corporation to develop a software tool that was intended to analyze geo-scientific data in order to locate areas that have high potential for containing volcanogenic massive sulfide (VMS) mineralization. The tool utilizes a deposit model and series of proprietary algorithms to identify the areas with the most potential within the area that is examined. The tool, now named "Geo-Sleuth" (trademark is pending in Canada), is intended to substantially reduce the time and costs currently incurred by mineral exploration specialists in locating areas that are worthy of further study. The limited liability corporation was dissolved in May, 2001, with the Company becoming the sole owner of all rights to the work in progress and the work that had been completed to date. Since acquiring these sole rights to Geo-Sleuth, the Company has continued development and testing of the tool. The Noranda mining camp in Rouyn-Noranda, Quebec, was utilized for Alpha testing. The tool was Beta tested using the Sturgeon Lake mining camp in Ontario. The tool was then applied to a "real-world" test in a relatively unexplored area near James Bay in Quebec. In all cases, the final result was a mineral potential analysis map. As part of its Beta test in the Sturgeon Lake area, the Company undertook a "ground truthing" program to verify the tool's findings. Samples were collected and have been sent to an independent labor-atory for lithogeochemical and petrographic analysis. Near term, the Company plans to use the tool in-house through its newly formed subsidiaries.

During the fiscal year ended June 30, 2002, the Company formed two subsidiary Corporations whose charters are to use the tool to identify properties of merit for eventual joint venture or sale. The first Corporation, currently named 3936449 Canada, Incorporated, was formed to satisfy the terms of the agreement that was negotiated with Goldsat Mining to dissolve the jointly owned limited liability corporation. Goldsat Mining had the right to acquire 25% ownership of 3936449 Canada, Incorporated, in exchange for forgiveness of a debt of $12,639 owed to Goldsat by the dissolved limited liability corporation but did not exercise its right to convert, resulting in the new corporation being a wholly owned subsidiary of the Company. This subsidiary will follow-up on areas of interest identified by the tool during the test near James Bay.

This Spring, when a detailed analysis of the mineral potential maps for Sturgeon Lake was undertaken, it became apparent that there were several areas within and near the existing mining camp which warranted more detailed investigation. An Ontario corporation, 1522923 Ontario, Incorporated, was formed as a wholly owned subsidiary of the Company in May, 2002, to follow-up on the areas of interest identified by Geo-Sleuth in the Sturgeon Lake area. A group of investors that includes the two principal shareholders of the Company advanced $100,000 to 1522923 Ontario, Incorporated, to pay expenses previously incurred in developing and testing the tool, to pay the costs of staking claims to several properties in the Sturgeon Lake area that were identified by the tool to merit further examination, to pay for professional services associated with the project, and to pay expenses that may be incurred if claims are staked in the James Bay area of Quebec. In return, the investors retained a 75% undivided interest in the claims staked in the Sturgeon Lake area and will also retain a 75% undivided interest in any other claims staked by the subsidiaries through September 30, 2002. Both subsidiaries are headquartered in Toronto, Ontario.

Both subsidiaries will utilize the Geo-Sleuth tool to identify areas that are worthy of staking claims in areas being studied prior to conducting further investigation. The Company will be reimbursed for the costs that it incurs for the use of the tool by the subsidiaries, and will retain an interest in any property in which the subsidiary has an interest.

In June, 2002, 1522923 Ontario, Incorporated staked claims to 128 units in the vicinity of Sturgeon Lake, Ontario, which is a base metal and precious metal producing region. The areas in which the claims were staked were identified through the use of Geo-Sleuth as having high potential for mineralization and therefore being worthy of further investigation, which 1522923 Ontario, Incorp-orated has begun. Management of 1522923 Ontario, Incorporated is currently exploring the feasibility of partnering with established exploration and mining companies to perform on site analysis of the staked areas.

PRODUCTS AND SERVICES

     GEO-SLEUTH
     ----------

Geo-Sleuth is designed to decrease the costs and time typically required when conducting mineral exploration by automating the early stages of grass roots exploration. The tool is based on a genetic deposit model and uses commercial geographic information system (GIS) components, remote sensing techniques and geo-technical data to select and prioritize areas for further exploration. Geo-Sleuth organizes the most important characteristics of volcanogenic assoc-iated massive sulfide deposits and ore forming processes in a unique manner, using a source-transport-deposition approach. Geo-Sleuth contains a number of proprietary algorithms that analyze and correlate the various geotechnical data that are gathered by satellites, aircraft and by hand. The objectives are to provide substantial cost savings to the user in the exploration process and to materially increase the probability of mineral discovery by reducing the number and the size of areas that require ground follow-up.

     PRAXA
     -----

The Company's manufacturing software product, PRAXA, is a third generation MRPII system that was well accepted by the marketplace in the late 1980's and early

1990's. PRAXA helps manufacturing and distribution firms manage their sales, distribution, manufacturing and accounting functions. PRAXA is written in COBOL and operates exclusively on DEC's VAX and Alpha computer systems with the VMS operating system.

Beginning in the early 1990's the users of commercial computer software began to demand products that were easier to use, more readily adaptable to their needs and less expensive to operate and maintain. Systems built around the client-server paradigm were thought to fulfill those needs, and most existing and some new suppliers of manufacturing software mounted major development projects to bring client-server Enterprise Resource Planning (ERP) systems to market. The demand for conventional MRPII systems fell dramatically to the point where sales of PRAXA to new customers amounted to only four systems from 1992 to 2002. The Company has been attempting to sell the PRAXA software business segment since 1999.

     CUSTOMER SUPPORT
     ----------------

The Company provides "hot-line" support to PRAXA users from its office in Westmont, New Jersey. This support is in the nature of resolving specific problems that users encounter in using the PRAXA software. The support group formerly developed enhanced versions of PRAXA that were released periodically. The current version, which contains the changes needed to handle dates in the twenty-first century, has been in full production release since the Fall of 1997. The Company has no plans to make additional enhancements to PRAXA.

     PROFESSIONAL SERVICES
     ---------------------

The Company provides consulting and training services to PRAXA users. Since the Company no longer employs any pre-sales or post-sales consultants, all consulting and training services are being provided by the Company's customer support and management personnel. This group also provides custom programming for PRAXA users.

SALES AND MARKETING

The Company has not yet determined how or when Geo-Sleuth and associated services will be marketed to the mineral exploration industry. The Company plans to have its exploration subsidiaries and the Company utilize Geo-Sleuth to identify areas that merit further study, while expanding and refining the capa-bilities of the tool and preparing it for possible commercialization.

All PRAXA related sales activities are performed by Company management.

PRODUCT DEVELOPMENT

Geo-Sleuth
----------

Development of the mineral potential analysis tool was coordinated by a Montreal geomatics firm under contract to the Company. The geomatics firm has consider-able expertise in generating and analyzing geoscience databases. The Company also utilized three experienced geologists with expertise in ore-forming processes and characteristics of mineral deposits. The Company may expand the tool to be capable of analyzing other types of data and other forms of deposits, which will require the services of additional consultants. The capability to analyze hyperspectral or seismic data is an enhancement that may be made, as well as the capability to analyze mineralizations other than volcanic massive sulfide deposits, such as epithermal gold, diamonds and porphyry copper. The tool, as it currently exists, requires some development to improve its ease of use and efficiency.

PRAXA
-----

During the period from 1993 through 1998 the Company made two significant attempts to develop a new Enterprise Resource Planning (ERP) system to sell into the mid-market. Neither attempt succeeded in creating a new product for the Company. Plans to use another software development firm to modernize PRAXA were curtailed when it was determined that the current PRAXA users had little interest in purchasing the modernized system because of the lateness to market and the lack of substantial new capabilities There is no further product development planned for the PRAXA product.

PRODUCT PROTECTION : TRADEMARKS

As is typical in the software industry, in order to protect its right in the software, the Company does not "sell" its PRAXA software products, but instead provides customers with perpetual, fully-paid licenses to use one or more copies of the software on specifically identified computer systems. The Company also seeks to protect its proprietary interest in PRAXA through a combination of copyright laws, trade secret laws, and contractual agreements (including nondisclosure obligations) with customers, consultants, employees and others. Existing United States copyright laws provide only limited protection and even less protection may be available under foreign laws. While the enforceability of contractual provisions governing confidentiality cannot be assured in all cases, the Company believes that they tend to deter unauthorized use of the Company's proprietary information. "PRAXA" and "Unitronix" are registered federal trademarks of the Company which will expire, unless renewed, on January 14, 2005 and September 20, 2012, respectively. Application for a trademark has been made in Canada for Geo-Sleuth, and a U.S. trademark will be applied for in the future.

CUSTOMER DEPENDENCE


No single customer accounted for more than 10% of total revenue for the year.

HISTORY OF LOSSES

The Company incurred net losses of $61,739 in fiscal 2000, $52,913 in fiscal 2001 and $330,733 in fiscal 2002. As of June 30, 2002, the Company had an accumulated deficit of $5,754,464. There can be no assurance that the Company will be profitable in the future.

CONTROL BY EXISTING STOCKHOLDERS

The Company's directors and their families together own approximately 78% of the outstanding shares of the common stock of the Company. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the election of directors, and mergers, consolidations and sales of the assets of the Company.

EMPLOYEES

At September 1, 2002, the Company employed 3 persons, including 2 in customer support and 1 in finance and administration. Each of these individuals is a part-time employee. The Company's subsidiaries currently have no employees. The subsidiaries are being managed by consultants, and are using consultants to develop the Geo-Sleuth software and to provide the expertise needed to evaluate the potential mineral content of the claims that have been staked in the Sturgeon Lake region.

ITEM 2                              PROPERTIES
------                              ----------

The Company headquarters office occupies 550 square feet of rented office space in Peabody, Massachusetts, at a rental rate of $695 per month. The Company also occupies 600 square feet of office space in Westmont, New Jersey, for its PRAXA software support operation, at a rate of $834 per month. The Company is a tenant at will in both locations.

ITEM 3                        LEGAL PROCEEDINGS
------                        -----------------

The Company and it's subsidiaries are not currently involved in any legal proceedings.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------         ---------------------------------------------------

The Company did not submit any matters to a vote of the shareholders during the last quarter of fiscal year 2002.

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

Calendar Year Ended December 31,             OTC Bulletin Board
--------------------------------          -------------------------

                                                 Bid Prices
                                                 ----------
                                               High       Low
                                               ----       ---
2000
Third Quarter                                  0.2900     0.0625
Fourth Quarter                                 0.1250     0.0650

2001
First Quarter                                  0.1250     0.0313
Second Quarter                                 0.2500     0.0300
Third Quarter                                  0.0600     0.0200
Fourth Quarter                                 0.0600     0.0300

2002
First Quarter                                  0.1900     0.0500
Second Quarter                                 0.1600     0.0400

DIVIDEND POLICY

No dividends have been declared by the Board of Directors. The Board of Directors currently plans to retain any future earnings for use in the Company's business.

Item 6               SELECTED CONSOLIDATED FINANCIAL DATA
                     ------------------------------------

                       Summary Consolidated Financial Information
                         (in thousands, except per share data)
                            For fiscal year ending June 30,
                            -------------------------------
CONSOLIDATED INCOME              2002      2001      2000      1999      1998
STATEMENT DATA:                  ----      ----      ----      ----      ----
Revenue from Operations          $245      $360      $521      $856    $1,076
Gain (Loss) from Operations      (268)     (211)     (332)       16       (15)

Net Loss                         (331)      (53)      (62)      (20)     (252)

Per Share Data:
  Basic and Diluted net Loss
    Per Share                    (.03)     (.01)     (.01)     (.00)     (.03)

Shares Used in Computing
  Per Share Data              9,643,718 9,643,718 9,489,757 9,456,932 9,456,932

CONSOLIDATED BALANCE SHEET DATA:

Working Capital/(Deficit)        $(971)    $(751)    $(748)    $(615)    $(629)
Total Assets                        67       54       310        82       213
Short term debt, including
  current maturities of
  long-term debt                   716      607       687       500       545
Long-term debt, less
  current maturities                -        -         -         -          -
Shareholder's equity
  (deficit)                     (2,263)   (1,874)   (1,720)   (1,616)   (1,545)

Item 7.
-------

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

FISCAL YEAR ENDED JUNE 30, 2002 VS. FISCAL YEAR ENDED JUNE 30, 2001

Total revenue for the year ended June 30, 2002, decreased by 32% from the year ended June 30, 2001. Revenue from the sale of software licenses decreased by 12%, while revenue from services decreased by 27%. This reflects the continued migration of PRAXA users to other MRP and ERP software systems. Revenue derived from the sale of tenement maps in the year ended June 30, 2001, ended during that year with the sale of the Company's majority owned subsidiary, EnerSource Mapping, Inc. in April, 2001.

The cost of PRAXA software related services decreased by 16% from the year ended June 30, 2001, to the year ended June 30, 2002, because fewer PRAXA customers contracted for software maintenance and training services. PRAXA selling ex-penses decreased by 64% from 2001 t0 2002 because the Company no longer has a dedicated sales person. Map production costs were eliminated with the sale of the Company's interest in EnerSource Mapping.

The mineral exploration project in the Sturgeon Lake area of Ontario that was undertaken by 1522923 Ontario, Incorporated, a wholly owned subsidiary of the Company, accounted for all of the expenditures in that category. These expenses are expected to increase significantly in future years as more work is per-formed to determine the extent and commercial value of the mineralization on the areas staked by 1522923 Ontario, Incorporated. Also, the Company expects its other exploration subsidiary, 3936449 Canada, Incorporated, to begin exploration activities in the James Bay region of Quebec in the future.

Development costs for the Geo-Sleuth mineral potential analysis software tool increased by 307% from the year ended June 30, 2001, to the year ended June 30, 2002. Geo-Sleuth is now proven to be useful in evaluating certain types of geological formations, but requires a significant amount of manual manipu-lation by its users. The Company intends to enhance Geo-Sleuth to reduce the effort required to use the tool, and to make it useful for other types of geological formations and mineral deposits.

The decrease of 58% in general and administrative expenses from 2001 to 2002 was due to decreases in personnel that were made during the third and fourth quarters of 2001, and the assignment of the Company's product development manager to the Geo-Sleuth development project. Although total expenses de-creased by 10% from 2001 to 2002, the corresponding decrease in revenue resulted in a 27% increase in the loss from operations in 2002.

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

Interest expense increased from $54,839 in fiscal 2000 to $66,553 in fiscal 2001 due to increased borrowings by the Company and its former subsidiaries. The Company realized $10,360 in interest income in fiscal 2001 from the periodic payments that resulted from the settlement of a dispute with InterObjects.



LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the working capital deficit was $971,398 as compared to deficits of $750,600 and $748,000 at June 30, 2001 and 2000, respectively.

During the year ended June 30, 2000, the Company signed a new lending agree-ment with its principal shareholder that provides for up to $1,000,000 in loans and letters of credit. At June 30, 2002, the Company owed $740,934 for principal and accrued interest for loans that had been provided for by the lending agreement. These loans bear interest at the rate of 10% per annum.

Management projects that funds from sources other from operations will be needed to bring the mineral potential assessment software and services to market, and to further assess the mineral potential of the areas that the Company's subsid-iaries have identified to date and may identify in the future as being worthy of further investigation. The Company anticipates raising this capital through the sale of the PRAXA business sector and the private placement of stock in the Company. This plan will require that new shares be authorized by the current shareholders as there is not sufficient stock available to execute the plan.
The shares held by existing shareholders will be diluted to the extent that new stock is issued. There can be no assurance that the Company will be able to raise the additional funds and failure to do so may have a material adverse impact on the Company's business and operations.

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

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------         -------------------------------------------

The information required by this Item is submitted as a separate section of this report commencing on page 1 attached hereto.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------        ------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

None.

                                  PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------     --------------------------------------------------
The executive officers and directors of Unitronix are as follows:

NAME                      AGE           CURRENT POSITION
----                      ---           ----------------
Jack E. Shaw              68            Chairman of the Board, Chief
                                        Executive Officer, Director

Robert C. Crawford        75            Treasurer, Secretary, Director

Dr. Howard L. Morgan      56            Director

Robert G. Sable           62            Director

William C. Wimer          65            Chief Financial Officer,
                                        Vice President of Operations


BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

JACK E. SHAW is Chairman of the Board and Chief Executive Officer of the Company. He is also Chairman and CEO of Shaw Resources, Inc., a Greenville, South Carolina-based investment company and real estate developer. Mr. Shaw is also a Director of B B & T Corporation, co-owner and a Director of A/R Funding, Inc., President of Carolina Rentals, Inc., and owner of Resort Golf, which operates premier miniature golf courses in Myrtle Beach, South Carolina. Mr. Shaw is also the largest shareholder of Unitronix Corporation, holding approx-imately 51% of the outstanding common shares.

ROBERT C. CRAWFORD was elected to the Board of Directors in January, 1993, and was appointed Treasurer and Secretary on July 1, 1993. Mr. Crawford was formerly President and Chief Executive Officer of the Floor Coverings Division of Dan River, Inc., and was a Vice President and Director of Dan River Corp-oration. He recently retired as Chairman of the Board of Greenville Technical College in Greenville, South Carolina.

DR. HOWARD L. MORGAN was named a Director in January, 1993. Dr Morgan is Vice-Chairman of idealab! and he is also President and Founder of Arca Group, Inc., a consulting and venture capital investment firm specializing in the areas of computer and communications technologies. He has more than 25 years of exper-ience with more than fifty high-tech entrepreneurial ventures, Dr. Morgan was Professor of Decision Sciences at the Wharton School of the University of Pennsylvania and Professor of Computer Science at the Moore School at the Uni-versity of Pennsylvania for almost 15 years. He serves on the boards of Franklin Electronic Publishers, Inc., Cylink Corporation, Segue Software Corp-oration, Evolution Robotics, CarsDirect.com and Predictive Systems, Inc. He received the Entrepreneur of the Year Award in 1997.

ROBERT G. SABLE, ESQ. has been a Director of the Company since February, 1994. From 1994 to 1998 he was the President of Sable Makoroff & Gusky and in 1999 and 2000 was a Principal of Sable Pusateri Rosen Gordan & Adams LLC, a law firm located in Pittsburgh, Pennsylvania. Since January 1, 2001, Mr. Sable has been a Partner in McGuire Woods LLP, a law firm based in Richmond, Virginia and with offices in a number of cities, including Pittsburgh, Pennsylvania.

WILLIAM C. WIMER was named Vice President of Operations in March, 1992, with responsibility for Customer Support and Professional Services activities. He assumed responsibility for all accounting activities in 1993, was named Assistant Treasurer in July, 1994, and Chief Financial Officer in June, 1997.


              COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

During the 2002 fiscal year none of the directors, officers or beneficial owners of more than 10 percent of the Company's common stock failed to file on a timely basis reports required by Section 16 (a) of the Exchange Act.

Item 11.                    EXECUTIVE COMPENSATION
--------                    ----------------------

The following table sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for services rendered in all capacities to the Company during each of the fiscal years ended June 30, 2002, 2001 and 2000 to: (1)the Company's Chief Executive Officer, and (2) each of the other officers whose total compensation for the fiscal year ended June 30, 2002, required to be disclosed in column (c) below exceeded $100,000.

                             SUMMARY COMPENSATION TABLE
                             --------------------------
                                 Annual Compensation
                                 -------------------
(a)                   (b)     (c)          (d)        (e)        (f)
Name and                              Other Annual            All Other
Principal Position   Year    Salary   Compensation  Options  Compensation

Jack E. Shaw         2002      (1)          -          -           -
Chief Executive      2001      (1)          -          -           -
Officer              2000      (1)          -          -           -
(1) The Company has not paid Mr. Shaw any compensation for his services to date.

COMPENSATION OF DIRECTORS

The Company currently does not compensate directors for their services; it does reimburse them for reasonable expenses incurred in performing their duties as directors.

1993 STOCK OPTION PLAN

At June 30, 2001, 1,000,000 shares of common stock were reserved for issuance or grant under the Unitronix Corporation 1993 Stock Option Plan. The options are granted to employees, officers, directors and consultants to the Company. The exercise price for incentive options must be at least 100% of the fair market value of the common stock as determined by the Option Committee of the Board of Directors on the date of the grant, as are the exercise and expiration dates of the grant. Options for 120,000 shares were granted and no shares were exercised during the year ended June 30, 2002. At June 30, 2002, there were options for 475,000 shares of common stock outstanding, leaving 525,000 shares available for grant.

SAVINGS AND PROFIT SHARING PLAN

The Company had in effect the Unitronix Corporation Savings and Profit Sharing Plan (the "Savings Plan"), which allowed the Company to make contributions to certain employees' Savings Plan accounts from profits, and permitted partici-pating employees to contribute a portion of their salaries to their plan accounts under the 401K feature of the plan. There had been no employees participating in the plan since February, 2002, so in order to eliminate the expenses incurred in administering the plan, the Board of Directors of the Company approved the termination of the plan in May, 2002. Management is currently arranging for the plan participants to transfer their funds into roll-over accounts.

Item 12.            SECURITY OWNERSHIP OF CERTAIN
                    -----------------------------
                   BENEFICIAL OWNERS AND MANAGEMENT
                   --------------------------------
The following table sets forth information regarding the beneficial ownership of the Company's common stock as of September 1, 2002, by those persons owning beneficially 5% or more of such shares, by each director, and by all executive officers and directors as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock which they own of record.

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

                                   PART IV
                                   -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------
A.  The following documents are filed as a part of this report:

1.Financial Statements
  --------------------                                             PAGE
                                                                   ----
Report of Independent Accountants                                    1

Consolidated Balance Sheets at June 30, 2002 and 2001                2

Consolidated Statements of Operations
     - Years ended June 30, 2002, 2001 and 2000                      3

Consolidated Statements of Changes in Stockholders' Deficit
     -Years ended June 30, 2002, 2001 and 2000                       4

Consolidated Statements of Cash Flows
     - Years ended June 30, 2002, 2001 and 2000                      5

Notes to Consolidated Financial Statements                           6

2.Schedules
  ---------

SCHEDULE II - Valuation and Qualifying Accounts                     19
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

B.  Reports on Form 8-K

The Company did not file any reports on form 8-K during the last quarter of fiscal year 2002.

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

                                                    UNITRONIX CORPORATION


                                              BY:/s/William C. Wimer
                                                 --------------------
                                                    William C. Wimer
                                                    Chief Financial Officer and
                                                    Vice President, Operations

DATED: September 30, 2002
       -------------------
Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                     POSITION                     DATE
---------                     --------                     ----


/s/Jack E. Shaw
------------------            Chairman of the Board and   September 27, 2002
Jack E. Shaw                  Chief Executive Officer


/s/Robert C. Crawford
---------------------         Secretary/Treasurer and     September 27, 2002
Robert C. Crawford            Director


/s/Howard L. Morgan
-------------------           Director                    September 30,2002
Howard L. Morgan


/s/Robert G. Sable
---------------------         Director                    September 23, 2002
Robert G. Sable, Esq.

                             UNITRONIX CORPORATION
                             ---------------------
                              FINANCIAL STATEMENTS
                              --------------------
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------






















































                             UNITRONIX CORPORATION
                             ---------------------
                               TABLE OF CONTENTS
                               -----------------



                                                                       Page(s)
                                                                       -------
Independent Auditors' Report                                                1

Consolidated Balance Sheets as of June 30, 2002 and 2001                    2

Consolidated Statements of Operations for the years ended
      June 30, 2002, 2001 and 2000                                          3

Consolidated Statements of Changes in Stockholders' Deficit
      for the years ended June 30, 2002, 2001 and 2000                      4

Consolidated Statements of Cash Flows for the years ended
      June 30, 2002, 2001 and 2000                                          5

Notes to Consolidated Financial Statements                               6-18

Schedule II - Valuation and Qualifying Accounts                            19



































                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------

To the Board of Directors and Stockholders
Unitronix Corporation

In our opinion, the accompanying financial statements listed in the index appearing under Item 14(a)(1) on page 17 present fairly, in all material respects, the financial position of Unitronix Corporation at June 30, 2002, and 2001, and the results of its operations and its cash flows for the years ended June 30, 2002, 2001, and 2000, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 17, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's manage -ment; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

Dan Clasby & Company
September 26, 2002

                                 UNITRONIX CORPORATION AND SUBSIDIARIES
                                 --------------------------------------
                                      CONSOLIDATED BALANCE SHEETS
                                      ---------------------------
                                         June 30, 2002 and 2001

                                                 ASSETS

                                                 ------                      2002        2001
                                                                             ----        ----
Current assets:
   Cash                                                                    $12,192         $98
   Accounts receivable, net of allowance for doubtful accounts of
   $1,865 and $925 at June 30, 2002 and 2001, respectively                  38,495      45,306
   Subscriptions receivable                                                 11,500         -
   Prepaid expenses and other current assets                                 1,069       3,971
   Note receivable, net of reserve for bad debt of $1,827 at June 30, 2002     -           -
                                                                            ------      ------
                    Total current assets                                    63,256      49,375
Property and equipment, at cost less accumulated depreciation of $315,574
   and $314,230 at June 30, 2002 and 2001, respectively                        707       2,051

Other assets                                                                 2,971       2,892
                                                                           -------      ------
Total assets                                                               $66,934     $54,318
                                                                           =======     =======
                                  LIABILITIES AND STOCKHOLDERS' DEFICIT
                                  -------------------------------------
Current liabilities:
   Notes payable - related parties                                          715,774    606,544
   Accounts payable                                                         101,998     35,722
   Accrued expenses                                                          25,073     28,018
   Accrued interest - related parties                                       150,430     82,865
   Deferred revenue                                                          41,379     46,854
                                                                            -------    -------
                    Total current liabilities                             1,034,654    800,003
                                                                            -------    -------
Commitments and contingencies
Series A preferred stock, $1 par value, 6% convertible
   nonvoting; authorized 1,000,000 shares; 956,728 issued and outstanding at June 30, 2002, and 2001, net of issuance costs of
   $1,100 at June 30, 2001, plus undeclared accumulated dividends of
   $229,616 at June 30, 2002, and $172,212 at June 30, 2001               1,186,344  1,127,840

Stockholders' deficit:
Common stock, no par value; authorized 14,000,000 shares at June 30, 2002
   and 2001; 9,643,718 issued and outstanding at June 30 2002 and 2001    3,487,912  3,487,912

Additional paid-in capital                                                    3,988      4,890
Accumulated deficit                                                      (5,754,464)(5,366,327)
                                                                         ---------   ---------
Total stockholders' deficit                                              (2,262,564)(1,873,525)
                                                                          ---------  ---------
Total liabilities and stockholders' deficit                                 $66,934    $54,318
                                                                           ========    =======

  See accompanying notes to financial statements.

                                 UNITRONIX CORPORATION AND SUBSIDIARIES
                                 --------------------------------------
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 -------------------------------------
                                Years Ended June 30, 2002, 2001 and 2000

                                                             2002       2001        2000
                                                             ----       ----        ----
Revenue:
   Software licenses                                        $13,650    $15,556    $14,971
   PRAXA software related services                          231,071    318,448    473,823
   Maps and related services                                    -       26,128     31,970
                                                          ---------    -------   ---------
                 Total revenue                              244,721    360,132    520,764
                                                          ---------   --------   ---------

Costs and expenses:
   Cost of software licenses                                   -           -        1,590
   Cost of PRAXA software related services                  98,215     116,510    196,641
   Cost of map production                                      -         2,894     45,859
   Predictive software development costs                   167,769      41,221     51,993
   PRAXA selling expenses                                    7,372      20,611     98,303
   General and administrative                              162,454     389,902    457,900
                                                          ---------  ---------   ---------
                  Total costs and expenses                 512,287     571,138    852,286
                                                          ---------  ---------   ---------

Income (loss) from operations                             (267,566)  (211,006)   (331,522)
Interest income (expense), net                             (66,567)   (56,193)    (37,706)
Other income (expense), net                                  3,400    214,286     307,489
                                                           --------   --------    --------
Loss before income taxes                                  (330,733)   (52,913)    (61,739)
                                                           --------   --------    --------
Provision for income taxes                                      -          -           -

Net loss                                                  (330,733)   $(52,913)   $(61,739)
                                                           ========   ========    ========
Basic and diluted net (loss) per share                      $(0.03)     $(0.01)    $(0.01)
                                                           ========   ========    ========
Shares used in computing basic and diluted net
   (loss) per share                                      9,643,718   9,643,718   9,489,757
                                                         =========   =========   =========


  See accompanying notes to financial statements.

                               UNITRONIX CORPORATION AND SUBSIDIARIES
                                 --------------------------------------
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                    -----------------------------------------------------------
                               Years Ended June 30, 2002, 2001 and 2000

                                 Common  Stock       Additional               Total
                              Shares                  Paid-In    Accumulated Stockholders'
                              Issued        Amount    Capital      Deficit    Deficit
                             ----------------------  ----------  -----------  ------------
Balance, June 30, 1999       9,456,932    $3,485,412    $7,090  $(5,108,500) $(1,615,998)

Balance, majority owned
 subsidiary, December 31, 1999                                      (28,367)     (28,367)

Exercise of employee
 stock  options                 20,000         2,500                               2,500

Capital contribution to
 subsidiary by minority shareowner                       42,160                   42,160
Purchase of assets of
 Glen Jones Enterprises        156,786
Purchase of internet
  domain names                  10,000

Net loss                                                              (61,739)   (61,739)


Unpaid accumulated
 preferred dividends                                (57,404)   (57,404)

Amortization of preferred
 stock issuance costs                                    (1,100)                  (1,100)
                             ---------    ----------      -------   ---------    ---------
Balance, June 30, 2000      9,643,718    $3,487,912    $48,150  $(5,256,010) $(1,719,948)

Net loss                                                            (52,913)     (52,193)

Return of capital contribution
 to minority shareholder                               (42,160)                  (42,160)

Unpaid accumulated preferred dividends                              (57,404)     (57,404)

Amortization of preferred
 stock issuance costs                                    (1,100)                  (1,100)
                            ---------    ----------     -------   ---------    ---------
Balance, June 30, 2001      9,643,718    $3,487,912     $4,890  $(5,366,327) $(1,873,525)

Net loss                                                           (330,733)    (330,733)
Unpaid accumulated
 preferred dividends                              (57,404)     (57,404)

Amortization of preferred
 stock issuance costs                                    (1,100)                  (1,100)
Capital contributions to
 Subsidiaries                                               198                      198
                            ---------    ----------     -------   ---------    ---------
Balance, June 30, 2002      9,643,718    $3,487,912      $3,988 $(5,754,464) $(2,262,564)

     See accompanying notes to financial statements.

                                UNITRONIX CORPORATION AND SUBSIDIARIES
                                --------------------------------------
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------
                               Years Ended June 30, 2002, 2001 and 2000

                                                       2002           2001          2000
                                                       ----           ----          ----
Cash flows from operating activities:
Net loss                                          $(330,733)      $(52,913)      $(61,739)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation and amortization                       1,344          4,856          9,595
  Provision for bad debts                             2,767         (7,307)        (2,560)

Decreases (increases) in operating assets:
  Accounts receivable                                 5,871         10,016          2,688
  Note receivable                                    (1,827)       145,833       (145,833)
  Prepaid expenses and other current assets           2,902            368          3,374
  Other assets                                          (79)         1,436         (1,433)
Increases (decreases) in operating liabilities:
  Accounts payable                                   66,276        (70,931)        93,811
  Accrued expenses                                   (2,945)       (26,824)       (22,966)
  Accrued interest                                   67,565         48,384         26,981
  Deferred revenue                                   (5,475)       (30,983)       (11,899)
                                                     -------        -------       -------
Net cash provided (used) by operating activities   (205,834)        21,935       (109,981)
                                                    -------        -------        -------
Cash flows for investing activities:
  Purchase of equipment                                 -              -          (16,805)
  Purchase of assets of G.E. Jones Enterprises          -              -          (84,418)
  Sale of equipment                                     -              660            -
                                                     -------        -------       -------
Net cash provided (used) by investing activities        -              660       (101,223)
                                                     -------        -------       -------
Cash flows from financing activities:
  Capital contributions to subsidiaries                 198           -            42,160
  Proceeds from sale of common stock                    -             -             2,500
  Proceeds from borrowings                          217,730         86,051        440,195
  Repayments of borrowings                              -         (144,000)      (252,527)
                                                    -------        -------        -------
Net cash provided (used) by financing activities    217,928        (57,949)       232,328
                                                    -------        -------        -------
Net increase (decrease) in cash                      12,094        (35,354)        21,124
Cash at beginning of year                                98         35,452         14,328
                                                    -------        -------        -------
Cash at end of year                                 $12,192            $98        $35,452
                                                   ========       ========       ========

  See accompanying notes to financial statements.

                       UNITRONIX CORPORATION AND SUBSIDIARIES
                       --------------------------------------
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------

1. Summary of Significant Accounting Policies:
   ------------------------------------------
   Basis of Presentation and Business
   ----------------------------------
   The consolidated financial statements include the accounts of Unitronix Corporation, its wholly owned subsidiaries, 3936449 Canada, Incorpor-ated and 1522923 Ontario, Incorporated, and its former majority-owned subsidiaries, Interactive Mining Technologies, LLC, and Enersource Mapping, Inc. All significant inter-company accounts and transactions have been eliminated.

   Unitronix Corporation (the "Company") has historically been in the business of licensing PRAXA software, which operates on VAX and Alpha Computers manu-factured by Compaq Computer Corporation, and providing software maintenance, training, consulting and custom programming services in conjunction with the PRAXA software. Because of the deficiencies of PRAXA and the projected costs of developing a new product for the highly competitive manufacturing system marketplace, the Company recently changed its focus so that it is now concen-trating on developing products and services for use in the mineral explor-ation, mining and related industries. This business segment consists of the business of the Company's former majority owned subsidiary, Interactive Mining Technologies, LLC. The Company has also formed two subsidiaries, both of which are wholly owned, to use the Company's mineral potential analysis tool to identify properties of merit for eventual joint venture or sale.

   IMT had been the majority shareholder of EnerSource Mapping, Inc., (ESM) a Canadian corporation that was engaged in producing and marketing tenement maps to the mining, exploration and investment communities. IMT's shares of ESM were sold to Goldsat Mining, Inc., a Canadian corporation engaged in mineral exploration and development in Canada, who was the only other share-holder in both IMT and ESM.

   The Company has continued to incur losses from operations and has a working capital deficit as of June 30, 2002 of $(971,398), notes payable to its principal shareholder of $612,274 and other notes payable of $103,500. As a result, management anticipates that additional financing will be required in the very near future to sustain the Company's operations and to repay the notes. Management's plans for continuing their operations and to repay the notes include developing new products and services to sell, raising addit-ional funds from new and existing investors and generating revenues from the sale of existing products and services. In addition the Company is attempt-ing to sell the PRAXA software sales and support business. There can be no assurance that the Company will obtain new products or services to sell, the financing or the product revenues needed to continue its operations and to repay the notes. The financial statements do not include any adjustments that might result from these uncertainties.

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

   Risks and Uncertainties
   -----------------------
   The Company is subject to risks common to companies in the high technology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, and protection of proprietary technology. The Company's subsidiaries are subject to the risks and uncertainties that prevail in the mineral explor-ation industry.

   Economic Dependence
   -------------------
   In the fiscal year ended June 30, 2002, one customer accounted for 11.5% of the Company's total revenue. In the fiscal years ended June 30, 2001, and June 30, 2000, no single customer accounted for more than 10% of total revenue.

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

   Software Costs
   --------------
   The Company capitalizes certain software costs after technological feasibility of the product has been established and ceases capitalization when the product is available for general release to customers. Costs incurred prior to the establishment of technological feasibility are charged to product development costs. Such costs are amortized on a straight-line basis over the estimated useful life of three years or the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. The Company did not capitalize any software costs for the years ended June 30, 2002, 2001 and 2000. All software development costs that had been capitalized in prior years were completely amortized prior to the year ended June 30, 2000.

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

Basic and diluted net loss per share:
------------------------------------
                                                   For the Years Ended June 30,
                                                   ---------------------------
                                                    2002       2001       2000
                                                    ----       ----       ----
Numerator:
   Net loss                                     $(330,733)  $(52,913)  $(61,739)
   Preferred dividends                                -          -          -
                                                 --------   -------   ---------
Income available to common shareholders         $(330,733)  $(52,913)  $(61,739)
                                                =========  =========  =========

Denominator:
   Weighted average number of shares issued
      and outstanding                           9,643,718  9,643,718  9,489,757
   Assumed exercise of options reduced by the
      number of shares which could have been
      purchased with the proceeds of those options    -          -          -
   Assumed conversion of preferred stock              -          -          -
                                                ---------  ---------  ---------
Total shares                                    9,643,718  9,643,718  9,489,757
                                                ---------  ---------  ---------

Basic and diluted net loss per share            $   (.03)  $   (.01)  $   (.01)
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

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
2. Sale and Dissolution of Former Subsidiaries
   -------------------------------------------
On April 27, 2001, Interactive Mining Technologies, LLC, (IMT) which at that time was a majority owned subsidiary of the Company, finalized the sale of its majority interest in Enersource Mapping, Inc., a Canadian corporation engaged in the production and marketing of tenement maps to the mineral exploration and related industries. IMT's shares in Enersource Mapping were sold to Goldsat Mining Inc., the minority shareholder in Enersource Mapping. IMT's interest in Enersource Mapping was sold because IMT management had determined that Enersource Mapping would not become profitable within a reasonable length of time. Included in the sale were IMT's rights to The Mining Exchange domain names and web sites. IMT was granted a one year promissory note for $200,000 Canadian ($136,000 U.S.) by Goldsat Mining with interest thereon at 6% per year. Goldsat also granted to IMT a warrant to purchase, within 13 months from the closing date of the sale, 1,000,000 common shares of Goldsat Mining at a price of $0.20 Canadian per share. Goldsat also committed to deliver to IMT 156,786 shares of the Company's common stock that had been granted to Glen and Sandra Jones for the purchase of the assets of G.E. Jones Enterprises in fiscal
2000, within 6 months of the closing date of the sale, or to issue to IMT 156,786 shares of Goldsat Mining stock in lieu thereof. Since Goldsat failed to deliver either the Unitronix stock that had been issued to Glen and Sandra Jones or an equal number of shares of Goldsat stock to IMT, the Company is currently taking steps to have the Unitronix stock returned directly from Glen and Sandra Jones.

The note receivable from Goldsat Mining was assigned to two of the Company's shareholders that had granted loans to the Company in exchange for the forgive-ness of a like amount of the loans granted, which was $136,000. The warrants received for the purchase of Goldsat Mining shares were also assigned to these shareholders as consideration for their having no recourse if Goldsat should default on its note. The shares of stock receivable from Goldsat are not recognized on the Balance Sheets of the Company. The note receivable from Goldsat and the elimination of the liabilities of Enersource Mapping resulted in other non-operating income of $214,286 for IMT in the year ended June 20, 2001.

In May, 2001, the Company and Goldsat Mining recognized that Goldsat, the minority shareholder in IMT, did not fulfill its obligations under the operating agreement for IMT. Furthermore, the mining properties that had been granted to IMT by Goldsat as its major contribution to IMT, which were to be used as test sites for the mineral potential analysis software then being developed by IMT, were determined to be useless for that purpose. The members of IMT, being Goldsat Mining and the Company, agreed to liquidate IMT, with the mining properties being returned to Goldsat and all rights to the mineral potential analysis software going to the Company. The Company also assumed the existing assets and liabilities of IMT. The dissolution agreement was finalized on May 24, 2001, and filed with the State of South Carolina on July 3, 2001.

In June, 2002, the Company's majority shareholder assigned a $10,230 note receivable from Goldsat Mining and accumulated interest thereon of $937.75 to the Company in exchange for a note and accrued interest thereon in the same amounts payable by the Company to the majority shareholder. After repeated attempts to obtain payment of the note, interest thereon and $3,400 that had

                       UNITRONIX CORPORATION AND SUBSIDIARIES
                       --------------------------------------
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------
2. continued

been advanced to Goldsat by Unitronix were ignored by Goldsat, the Company opted to offset an amount payable to Goldsat by Unitronix from the dissolution of IMT against the note, interest and advances receivable from Goldsat, leaving $1,632.78 receivable by the Company from Goldsat. Because in all likelihood this indebtedness will never be paid by Goldsat, a reserve for bad debts was made for the full amount due.

3. Related Party Transactions:
   --------------------------
On October 27, 1993, the Company had entered into a one year agreement that had provided for its principal shareholder to lend up to $400,000 to the Company. This agreement was renewed for additional one year periods in 1994 and 1995, but expired on September 1, 1996, at which time the line of credit had been fully drawn down. During the period from September 1, 1996, until March 1, 2000, the principal shareholder continued to provide loans to the Company from time to time under the terms of the expired agreement, at which time a new lending agreement that provides for up to $1,000,000 in loans to the Company was signed. The new agreement expires on March 1, 2005, but can be renewed for successive one year periods at the option of the shareholder and the Company. At the time that the new lending agreement was signed, outstanding loans of $338,250 were owed to the principal shareholder by the Company. At September 1, 2002, the Company owed $491,541 in principal and accrued interest for loans that had been provided under the new lending agreement. Loans granted under the new lending agreement bear interest at the greater of 10% per annum or two points over the prime rate of interest at the time the loan is granted. All existing loans bear interest at the rate of 10% per annum.

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

In July, 1997, a loan of $200,000 was granted to the Company by the Carolina First Bank. The loan was secured by the pledge of all of the assets of the Company and by the personal guaranty and pledge of certain personal assets of the Company's principal shareholder. The loan was renewed on June 20, 1998, for $199,000 and again on July 28, 1999, for $199,000. On October 29, 1999, the
Company's principal shareholder personally repaid to the bank the principal and interest due, amounting to $203,202, thereby canceling and discharging all outstanding obligations from the Company to the bank and creating an obligation to the principal shareholder in the same amount. On that same date, the Company issued a note to the principal shareholder in the amount of $203,202, bearing interest at the rate of 10% per annum. At September 1, 2002, the Company owed $259,597 for principal and accrued interest for this loan. Although no assur-

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
3. continued

ances can be given, management believes that this shareholder does not intend to demand repayment of the debt and interest outstanding under this note or the lending agreement discussed above, in the foreseeable future.

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

Another shareholder of the Company had loaned a total of $103,500 to the Company as of September 1, 2002. Also, the two principal shareholders of the Company advanced $108,500 to the exploration subsidiaries of the Company, which is to be repaid only from profits of the subsidiaries. The Company has no obligation to make repayment if the subsidiaries are unprofitable.

On June 30, 1998, the Company entered into an agreement to exchange $675,924 of demand notes outstanding and $152,679 in accrued interest to three share-holders for 828,603 preferred shares (see Note 9).

On June 30, 1998, the Company entered into an agreement to exchange $16,125 in accounts payable to an entity controlled by a director of the Company for 16,125 shares of preferred stock (see Note 9).

4. Property and Equipment:
   ----------------------
The major classes of property and equipment are as follows:
                                                               June 30,
                                                           ---------------
                                                           2002       2001
                                                           ----       ----
   Computer equipment                                     $299,218   $299,218
   Office furniture and fixtures                            17,063     17,063
                                                           -------    -------
                                                           316,281    316,281
    Less:  accumulated depreciation                       (315,574)  (314,230)
                                                           -------    -------
                                                          $    707   $  2,051
                                                           =======    =======

Depreciation expense for the years ended June 30, 2002, 2001 and 2000 was $1,344, $1,855, and $8,375, respectively.

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
5. Income Taxes:
   ------------
The components of the deferred tax assets and liabilities as of June 30, 2001 and 2000 were as follows:
                                                         2002         2001
                                                         ----         ----
   Deferred tax assets:
      Net operating loss carryforwards                $2,667,807  $ 2,585,124
      Tax credits                                        197,252      197,252
      Other                                                7,189        7,189
                                                         ---------  ---------
         Subtotal                                      2,872,248    2,789,565

   Deferred tax liabilities:
      Capitalized software costs                              -           -
      Net fixed assets                                        -           -
                                                         ---------  ---------
         Subtotal                                             -           -
                                                         ---------  ---------

   Valuation allowance                               $(2,872,248) $(2,789,565)
                                                         =========  =========
   Net deferred tax assets                                     -          -

The Company has established a valuation allowance for its net deferred tax assets due to the uncertainty surrounding their realization.

As of June 30, 2002, the Company has net operating loss carry forwards for federal income tax purposes of approximately $6,485,000 which expire from the years 2006 through 2022. The Company also has research and development credits for federal income tax purposes in the amount of $153,243 available to offset future income taxes. These credits expire from the years 2007 through 2012.
Due to the Company's issuance of stock, the Company's use of its existing net operating loss carryforwards may be restricted under Section 382 of the Internal Revenue Code.

A reconciliation of the provision for income taxes at the federal statutory income tax rate of 25% for the year ended June 30, 2002, 15% for the year ended June 30, 2001, and 17% for the year ended June 30, 2000, with the provision reflected in the financial statements is as follows:

                                                    2002       2001        2000
                                                    ----       ----        ----
Tax expense (benefit) at federal statutory
   income tax rate                                $(82,683)   $  580   $(10,435)
State income taxes, net of federal benefit           1,646       380     (3,828)
Nondeductible business expenses                        100       100        700
Other                                                   -         -          -
Credits                                                 -         -          -
Change in valuation allowance                       80,937    (1,060)    13,563
                                                   -------   -------    -------
Total tax provision                                     -        -          -
                                                 =========  ========   ========

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
6. Profit Sharing Plan:
   -------------------
The Company had a qualified profit-sharing plan that incorporated a "savings" feature under Section 401(k) of the Internal Revenue Code (IRC), which allowed participants to make contributions by salary reduction subject to annual compensation limits as defined by the IRC. Contributions under the profit-sharing feature of the plan were discretionary and determined annually by management. No contributions had been made to this plan for any year since 1989. All participation under the 401(k) feature of the plan had ceased as of February, 2002, after which time the Board of Directors voted to discontinue the plan in ins entirety because of the expenses being incurred to administer the plan. As of June 30, 2002, two former employees had funds remaining in the plan, which management is attempting to have transferred into rollover accounts.

 7. Commitments and Contingencies:
   -----------------------------
The Company currently occupies both of its offices as tenants at will. Total rental expense was $18,484, $50,757 and $42,380 for the years ended June 30, 2002, 2001 and 2000, respectively.
8. Legal Proceedings:
   -----------------
The Company is not currently involved in any legal proceedings.

9. Preferred Stock:
   ---------------
On June 30, 1998, the Company converted $675,924 in notes payable, $119,525 in accounts payable and $161,279 in accrued interest into 956,728 shares of mandatory redeemable, convertible, Series A preferred stock $1.00 per share par value("preferred stock"). The preferred stock had a 6% cumulative dividend feature and has no voting rights. The Company incurred $4,400 in issuance costs associated with the preferred stock offering and has netted them against the preferred stock carrying amount on the balance sheet. These costs were accreted from the date of issue until the date of the original mandatory redemption, which was June 30, 2002.

During the quarter ended June 30, 2002, the Board of Directors, acting in what it believed to be in the best interests of the Company, voted to amend the cumulative dividend feature, conversion rights and mandatory redemption date of the preferred shares, subject to approval by a majority of the holders of the shares. The holders of a majority of the shares subsequently approved the following amendments to the Series A Convertible Preferred shares:

   The mandatory redemption date for the preferred shares is June 30, 2006.

   The mandatory redemption price is $1.00 per share plus all dividends accrued through June 30, 2002.

   The cumulative dividend feature was eliminated as of June 30, 2002, so that any quarterly dividend not declared by the Board of Directors will not accum-ulate for later payment.

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
9. continued

   The conversion terms were made more favorable for the preferred shareholders so that from July 1, 2002 through June 30, 2006, each share of preferred stock can be converted into one share of common stock of the Company.

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

10.Stock Option Plan:
   -----------------
During fiscal 1994 the Company adopted the 1993 Stock Option Plan (the "Plan"), and reserved 1,000,000 shares of common stock for issuance under the Plan. Under the Company's incentive and nonqualified stock option plan, incentive stock options can be granted to officers, key employees, directors or consultants of the Company and any subsidiary, entitling them to purchase shares of common stock within one to ten years from the date of grant at option prices equal to or above the fair market value at the date of grant. Nonqualified stock options are generally granted under the same terms. The exercise price for incentive stock options may not be less than the fair market value of the common stock on the date of the grant (or 110% of fair market value in the case of employees or officers holding 10% or more of the total combined voting power of all classes of stock of the Company). The vesting period for the options is determined by the option committee at the time of the grant.

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

                                      2002          2001          2000
                                      ----          ----          ----
                                    Net Loss      Net Loss      Net Loss
                                    --------      --------      --------
      Reported                    $(330,733)     $(52,913)     $(61,739)
      Pro forma                   $(330,733)     $(52,913)     $(62,018)

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

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the valuation of the options:

                              June 30, 2002     June 30, 2001     June 30, 2000

    Expected life                   2 years              -              2 years
    Expected volatility                150%              -                 150%
    Dividend yield                       0%              -                   0%
    Risk-free interest rate           4.62%              -                5.72%

During the year ended June 30, 2002, options for 120,000 shares were granted under the plan. No options were granted during the year ended June 30, 2001.
A summary of the status of the Company's stock option plan as of June 30, 2002, 2001, and 2000,and changes during each of the years then ended, is presented below:

                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                              Number of          Price per
                                               Shares               Share
                                              ---------          ---------

Options outstanding at June 30, 1999            465,000              0.125
Options granted                                       0                -
Options exercised                               (20,000)             0.125
Options canceled                                (70,000)             0.125
                                                -------
Options outstanding at June 30, 2000            375,000              0.125
Options granted                                       0                -
Options exercised                                     0                -
Options canceled                                (20,000)               -
                                                --------
Options outstanding at June 30, 2001            355,000              0.125
Options granted                                 120,000               .200
Options exercised                                     0                -
Options canceled                                      0                -
                                                --------
Options outstanding at June 30, 2002            475,000              0.144

                                                ========

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
10. continued

There were 475,000 options exercisable as of June 30, 2002. The following table summarizes information about stock options outstanding at June 30, 2002

              Options Outstanding                        Options Exercisable
   ------------------------------------------------   -----------------------
                         Weighted-
                          Average       Weighted-                Weighted-
                         Remaining       Average                  Average
Exercise     Number     Contractual     Exercise       Number    Exercise
  Price   Outstanding      Life           Price      Exercisable   Price
--------  -----------   -----------     --------     ----------- ----------
$0.125      355,000     3.81 years      $0.125         355,000    $0.125
$0.200      120,000     1.77 years      $0.200         120,000    $0.200

There are 525,000 options available for grant as of June 30, 2002.

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

The Company organizes its business units into three reportable segments: manufacturing software licenses and related services; mineral exploration products and services; and, mineral exploration activities. The segments' accounting policies are the same as those described in the summary of significant accounting policies except that interest expense and non-operating income and expenses are not allocated to the individual operating segments when determining segment profit or loss. The Company evaluates performance based on profit or loss from operations before interest and income taxes not including nonrecurring gains and losses.

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
11. continued

   Reconciliation of Segment Information
   -------------------------------------

                                    2002          2001          2000

                                    ----          ----          ----

Manufacturing Software Licenses
    and Related Services

     Revenue                      $244,721      $334,004      $488,794
     Costs and expenses            154,619       197,945       546,464
                                  --------      --------     ---------
     Income (Loss) for segment      90,102       136,059       (57,670)

Mineral Exploration Products
    and Services:

     Revenue                           -          26,128        31,970
     Costs and expenses            245,677       373,193       305,822
                                  --------      --------     ---------
     Income for segment           (245,677)     (347,065)     (273,852)

Mineral Exploration Activities

     Revenue                           -             -             -
     Costs and expenses            111,991           -             -
                                  --------      --------     ---------
     (Loss) for segment           (111,991)          -             -
                                   -------       -------       -------

Total income (loss) for segments $(267,566)    $(211,006)    $(331,522)
                                   =======      ========     =========

                       UNITRONIX CORPORATION AND SUBSIDIARIES
                       --------------------------------------
                    SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                    ---------------------------------------------

Col. A                          Col. B        Col. E     Col. D         Col. E
------                          ------        ------     ------         ------
                              Balance at    Charged to
                               Beginning     Costs and                Balance at
    Description              of Period      Expenses   Deductions* End of Period
    -----------              -----------    ---------- ----------  -------------
Year ended June 30, 2002:
   Allowance for doubtful
        accounts                   $925      $24,538    $(23,598)       $1,865

Year ended June 30, 2001:
   Allowance for doubtful
        accounts                  8,232       15,456     (22,763)          925

Year ended June 30, 2000:
   Allowance for doubtful
       accounts                   8,402        3,901      (4,071)        8,232




*(Write-off) recovery of bad debts