Form 10-K/A
period 2002-06-30
UNITRONIX CORP
filed 2002-10-11
CIK 835270

Form 10-K/A
                    Securities and Exchange Commission
                         Washington, DC 20549

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






                                       1


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

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

9,643,718 shares of common stock, no par value, as of September 30, 2002

                             INTRODUCTORY NOTE

This amendment on Form 10-K/A is being filed solely to correct the Company's Balance Sheet for the year ended June 30, 2002. The correction is being made to correct a typographical error that omitted the line labeled "long-term notes payable - related parties". This filing does not reflect any other changes.































                                      2


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   UNITRONIX CORPORATION


                                              BY:/s/William C. Wimer
                                                 -------------------
                                                    William C. Wimer
                                                    Chief Financial Officer and
                                                    Vice President, Operations


DATED: October 11, 2002
       ----------------






































                                    3


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

Dan Clasby & Company
September 26, 2002

                                 UNITRONIX CORPORATION AND SUBSIDIARIES
                                 --------------------------------------
                                      CONSOLIDATED BALANCE SHEETS
                                      ---------------------------
                                         June 30, 2002 and 2001

                                                 ASSETS

                                                 ------                      2002        2001
                                                                             ----        ----
Current assets:
   Cash                                                                    $12,192         $98
   Accounts receivable, net of allowance for doubtful accounts of
   $1,865 and $925 at June 30, 2002 and 2001, respectively                  38,495      45,306
   Subscriptions receivable                                                 11,500         -
   Prepaid expenses and other current assets                                 1,069       3,971
   Note receivable, net of reserve for bad debt of $1,827 at June 30, 2002     -           -
                                                                            ------      ------
                    Total current assets                                    63,256      49,375
Property and equipment, at cost less accumulated depreciation of $315,574
   and $314,230 at June 30, 2002 and 2001, respectively                        707       2,051

Other assets                                                                 2,971       2,892
                                                                           -------      ------
Total assets                                                               $66,934     $54,318
                                                                           =======     =======
                                  LIABILITIES AND STOCKHOLDERS' DEFICIT
                                  -------------------------------------
Current liabilities:
   Notes payable - related parties                                          715,774    606,544
   Accounts payable                                                         101,998     35,722
   Accrued expenses                                                          25,073     28,018
   Accrued interest - related parties                                       150,430     82,865
   Deferred revenue                                                          41,379     46,854
                                                                            -------    -------
                    Total current liabilities                             1,034,654    800,003
                                                                            -------    -------
   Long-term notes payable - related parties                                108,500        -
Commitments and contingencies
Series A preferred stock, $1 par value, 6% convertible
   nonvoting; authorized 1,000,000 shares; 956,728 issued and outstanding at June 30, 2002, and 2001, net of issuance costs of
   $1,100 at June 30, 2001, plus undeclared accumulated dividends of
   $229,616 at June 30, 2002, and $172,212 at June 30, 2001               1,186,344  1,127,840

Stockholders' deficit:
Common stock, no par value; authorized 14,000,000 shares at June 30, 2002
   and 2001; 9,643,718 issued and outstanding at June 30 2002 and 2001    3,487,912  3,487,912

Additional paid-in capital                                                    3,988      4,890
Accumulated deficit                                                      (5,754,464)(5,366,327)
                                                                         ---------   ---------
Total stockholders' deficit                                              (2,262,564)(1,873,525)
                                                                          ---------  ---------
Total liabilities and stockholders' deficit                                 $66,934    $54,318
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