Form 10-K/A
period 2002-06-30
UNITRONIX CORP
filed 2002-10-24
CIK 835270

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

9,643,718 shares of common stock, no par value, as of September 30, 2002

                             INTRODUCTORY NOTE

This amendment on Form 10-K/A is being filed to correct the Company's Statement of Operations and Statement of Cash Flows for the year ended June 30, 2002. The corrections are being made because a line was omitted on each of these state-ments in the original filing. On the Statement of Operations, the line labeled "Mineral exploration project expenses" was omitted, and on the Statement of Cash Flows the line labeled "Subscriptions receivable" was omitted. This filing does not reflect any other changes.





























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


DATED: October 24, 2002
       ----------------






































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

                                 UNITRONIX CORPORATION AND SUBSIDIARIES
                                 --------------------------------------
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 -------------------------------------
                                Years Ended June 30, 2002, 2001 and 2000

                                                             2002       2001        2000
                                                             ----       ----        ----
Revenue:
   Software licenses                                        $13,650    $15,556    $14,971
   PRAXA software related services                          231,071    318,448    473,823
   Maps and related services                                    -       26,128     31,970
                                                          ---------    -------   ---------
                 Total revenue                              244,721    360,132    520,764
                                                          ---------   --------   ---------

Costs and expenses:
   Cost of software licenses                                   -           -        1,590
   Cost of PRAXA software related services                  98,215     116,510    196,641
   Cost of map production                                      -         2,894     45,859
   Mineral exploration project expenses                     76,477         -          -
   Predictive software development costs                   167,769      41,221     51,993
   PRAXA selling expenses                                    7,372      20,611     98,303
   General and administrative                              162,454     389,902    457,900
                                                          ---------  ---------   ---------
                  Total costs and expenses                 512,287     571,138    852,286
                                                          ---------  ---------   ---------

Income (loss) from operations                             (267,566)  (211,006)   (331,522)
Interest income (expense), net                             (66,567)   (56,193)    (37,706)
Other income (expense), net                                  3,400    214,286     307,489
                                                           --------   --------    --------
Loss before income taxes                                  (330,733)   (52,913)    (61,739)
                                                           --------   --------    --------
Provision for income taxes                                      -          -           -

Net loss                                                  (330,733)   $(52,913)   $(61,739)
                                                           ========   ========    ========
Basic and diluted net (loss) per share                      $(0.03)     $(0.01)    $(0.01)
                                                           ========   ========    ========
Shares used in computing basic and diluted net
   (loss) per share                                      9,643,718   9,643,718   9,489,757
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

                                UNITRONIX CORPORATION AND SUBSIDIARIES
                                --------------------------------------
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------
                               Years Ended June 30, 2002, 2001 and 2000

                                                       2002           2001          2000
                                                       ----           ----          ----
Cash flows from operating activities:
Net loss                                          $(330,733)      $(52,913)      $(61,739)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation and amortization                       1,344          4,856          9,595
  Provision for bad debts                             2,767         (7,307)        (2,560)

Decreases (increases) in operating assets:
  Accounts receivable                                 5,871         10,016          2,688
  Note receivable                                    (1,827)       145,833       (145,833)
  Subscriptions receivable                          (11,500)           -              -
  Prepaid expenses and other current assets           2,902            368          3,374
  Other assets                                          (79)         1,436         (1,433)
Increases (decreases) in operating liabilities:
  Accounts payable                                   66,276        (70,931)        93,811
  Accrued expenses                                   (2,945)       (26,824)       (22,966)
  Accrued interest                                   67,565         48,384         26,981
  Deferred revenue                                   (5,475)       (30,983)       (11,899)
                                                     -------        -------       -------
Net cash provided (used) by operating activities   (205,834)        21,935       (109,981)
                                                    -------        -------        -------
Cash flows for investing activities:
  Purchase of equipment                                 -              -          (16,805)
  Purchase of assets of G.E. Jones Enterprises          -              -          (84,418)
  Sale of equipment                                     -              660            -
                                                     -------        -------       -------
Net cash provided (used) by investing activities        -              660       (101,223)
                                                     -------        -------       -------
Cash flows from financing activities:
  Capital contributions to subsidiaries                 198           -            42,160
  Proceeds from sale of common stock                    -             -             2,500
  Proceeds from borrowings                          217,730         86,051        440,195
  Repayments of borrowings                              -         (144,000)      (252,527)
                                                    -------        -------        -------
Net cash provided (used) by financing activities    217,928        (57,949)       232,328
                                                    -------        -------        -------
Net increase (decrease) in cash                      12,094        (35,354)        21,124
Cash at beginning of year                                98         35,452         14,328
                                                    -------        -------        -------
Cash at end of year                                 $12,192            $98        $35,452
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