Form 10-Q
period 2002-09-30
UNITRONIX CORP
filed 2002-11-07
CIK 835270

Form 10-Q
                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2002
                              -------------------------.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,643,718 shares of common stock, no par value, as of November 6, 2002

                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Consolidated Balance Sheets-
          September 30, 2002 and June 30, 2002                    3

Consolidated Statements of Income -
       Three Months Ended September 30, 2002 and 2001             4

Consolidated Statement of Changes in Stockholders' Deficit-
        Three Months Ended September 30, 2002                     5

Consolidated Statements of Cash Flows -
        Three Months Ended September 30, 2002 and 2001            6

Notes to Consolidated Financial Statements                        7


Item 2:

Management's Discussion and Analysis of Results of               11
Operations and Financial Condition for the Three Months
Ended September 30, 2002




Part II.        Other Information                                12

                              UNITRONIX CORPORATION
                         PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
                          CONSOLIDATED BALANCE SHEETS
                                                        September 30,
                                                            2002       June 30,
                                                         (Unaudited)   2002 (1)
                                       ASSETS            -----------   --------
CURRENT ASSETS:
      Cash                                                 $13,501      $12,192
      Accounts receivable, net of allowance for doubtful
      accounts of $2,372 and $1,865 at September 30 and
      June 30, 2002, respectively                            9,131       38,495
      Subscriptions receivable                                 -         11,500
      Prepaid expenses and other current assets              4,147        1,069
      Note receivable, net of reserve for bad debt of
      $1,827 at September 30 and June 30, 2002, respectively   -            -
                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                  26,779       63,256
Property and equipment, at cost less accumulated
depreciation of $315,750 and $315,574 at September 30 and
June 30, 2002, respectively                                    531          707
Other assets                                                 2,971        2,971
                                                        ----------      -------
TOTAL ASSETS                                               $30,281      $66,934
                                                         =========     ========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable - related parties                     $725,774     $715,774
      Accounts payable                                     115,851      101,998
      Accrued expenses                                      20,157       25,073
      Accrued interest-related parties                     168,352      150,430
      Deferred revenue                                      36,471       41,379
                                                          --------      -------
      TOTAL CURRENT LIABILITIES                          1,066,605    1,034,654
                                                         ---------    ---------
Long-term notes payable - related parties                  100,000      108,500
COMMITMENTS AND CONTINGENCIES
Series A preferred stock, $1 par value, 6% convertible
   nonvoting; authorized 1,000,000 shares; 956,728
   issued and outstanding at September 30 and June 30,
   2002, plus undeclared accumulated dividends of $229,616
   at September 30, and June 30, 2002                    1,186,344    1,186,344
STOCKHOLDERS' DEFICIT:
Common stock, no par value; authorized 14,000,000 shares;
   9,643,718 shares issued and outstanding at
   September 30 and June 30, 2002                        3,487,912    3,487,912
Additional paid-in capital                                   3,988        3,988
Accumulated deficit                                     (5,814,568)  (5,754,464)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' DEFICIT                             (2,322,668)  (2,262,564)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $30,281      $66,934
                                                         =========     ========

(1) Derived from audited financial statements.
    See accompanying notes to financial statements.

                              UNITRONIX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                            Three Months Ended
                                                September 30,
                                              2002       2001
                                             ------     ------
REVENUE:
     PRAXA software licenses                    -      $13,650
     PRAXA software related services        $48,976     60,786
                                            -------    -------
TOTAL REVENUE                                48,976     74,436
                                            -------    -------
COSTS AND EXPENSES:
     Cost of PRAXA related services          19,073     23,246
     Mineral exploration project expense      9,070        -
     Predictive software development costs   30,182     43,146
     PRAXA selling expenses                   2,827      1,229
     General and administrative              30,006     55,194
                                            -------    -------
TOTAL COSTS AND EXPENSES                     91,158    122,815
                                            -------    -------
(LOSS) FROM OPERATIONS                      (42,182)   (48,379)
INTEREST INCOME (EXPENSE), NET              (17,922)   (15,164)
                                            -------    -------
(LOSS) BEFORE INCOME TAXES                  (60,104)   (63,543)
                                            -------    -------
PROVISION FOR INCOME TAXES                       -         -
                                            -------    -------
NET (LOSS)                                 $(60,104)  $(63,543)
                                            =======    =======
Basic and diluted net (loss) per share       $(0.01)    $(0.01)
                                            =======    =======
Shares used in computing basic and
   diluted net (loss) per share           9,643,718  9,643,718
                                            =======    =======
















See notes to financial statements.

                               UNITRONIX CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                   For the Three Months Ended September 30, 2002

                         Common Stock
                        --------------   Additional
                      Shares               Paid-in    Accumulated  Stockholders'
                      Issued      Amount   Capital      Deficit       Deficit
                      ------      ------   -------      -------       -------

Balance,
June 30, 2002       9,643,718  $3,487,912   $3,988    $(5,754,464) $(2,262,564)

Net (loss)                                                (60,104)     (60,104)
                    ---------   ---------   ------     ----------   -----------
Balance,
September 30, 2002  9,643,718  $3,487,912   $3,988    $(5,814,568) $(2,322,668)
                    =========   =========   ======     ===========  ===========










See notes to financial statements.

                               UNITRONIX CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                       2002            2001
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                          $(60,104)        $(63,543)

Adjustments to reconcile net income (loss)to net
      cash provided (used) by operating activities:
      Depreciation and amortization                      176              336
      Provision for bad debts                            506            2,821

Decreases (increases) in operating assets:
      Accounts receivable                             28,857              981
      Subscriptions receivable                        11,500              -
      Prepaid expenses and other current assets       (3,080)            (949)
      Other assets                                       -                290

Increases (decreases) in operating liabilities:
      Accounts payable                                13,856           35,198
      Accrued expenses                                (4,916)           5,129
      Accrued interest                                17,922           15,163
      Deferred revenue                                (4,908)           4,975
                                                     -------          -------
Net cash provided (used) by operating activities        (191)             401
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                        10,000              -
      Repayments of borrowings                        (8,500)             -
                                                     -------          -------
Net cash provided by financing activities              1,500              -
                                                     -------          -------

Net increase (decrease) in cash                        1,309              401
Cash at beginning of period                           12,192               98
                                                     -------          -------
Cash at end of period                                $13,501             $499
                                                     =======          =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                            -                -
     Taxes                                               -                -





See notes to financial statements.

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Summary of Significant Accounting Policies:
   ------------------------------------------
Basis of Presentation
---------------------
The consolidated financial statements include the accounts of Unitronix Corporation, its wholly owned subsidiaries, 3936449 Canada, Incorporated and 1522923 Ontario, Incorporated, and its former majority-owned subsidiary, Interactive Mining Technologies, LLC, and its majority-owned subsidiary, EnerSource Mapping, Inc. All significant inter-company accounts and trans-actions have been eliminated.

Unitronix Corporation ("the Company") has historically been in the business of licensing its PRAXA manufacturing resource planning software, which operates on VAX and Alpha computers that were previously manufactured by Digital Equipment Corporation and Compaq Computer Corporation, and providing software maintenance, training, consulting and custom programming services in conjunction with the PRAXA software. The Company recently changed its focus so that it is now concentrating on developing products and services for the mineral exploration, mining and related industries. This business segment consists of the business of the Company's former majority owned subsidiary, Interactive Mining Tech-nologies, LLC, which had partially developed a mineral potential analysis soft-ware tool ("the tool"), which the Company has continued to develop and test.
The Company also has two wholly owned mineral exploration subsidiaries that use the tool to identify mining properties that may be of value for joint ventures or sale. Although marketing of the tool, which has been named Geo-Sleuth, has not commenced, one subsidiary, 1522923 Ontario, Incorporated, has staked claim to 128 units in the Sturgeon Lake area of Ontario that were identified through the use of Geo-Sleuth as meriting further examination. Four investors, two of which are the Company's major shareholders, were granted a 75% interest in the Sturgeon Lake claims in exchange for a loan of $100,000 to 1522923 Ontario, Incorporated, that was used to pay expenses previously incurred in developing and testing the tool, to pay the costs of staking claims to several properties in the Sturgeon Lake area that were identified by the tool to merit further examination, and to pay for professional services associated with the project. Analysis of samples gathered as part of the test of the tool in the Sturgeon Lake area is nearing completion.

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

The Company has continued to incur losses from operations and has a working capital deficit of $1,039,826, notes payable to its principal shareholder of $617,274 and other notes payable of $208,500, as of September 30, 2002. Man-agement believes that new products and additional financing will be required to sustain the Company's operations and repay the notes. Management believes that the products and services that are being developed for the mineral explor-ation and mining industry will eventually provide it with the means to generate revenues sufficient to sustain its operations and repay its debt. The Company

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

plans to raise additional funds from new and existing investors. It is also attempting to sell the PRAXA software sales and support business. There can be no assurance that the Company will succeed in developing new products and in obtaining the financing necessary to continue its operations. The financial statements do not include any adjustments that might result from these uncertainties.

Footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 Annual Report on Form 10-K.

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

                                                 Three Months Ended
                                                    September 30,
                                                 ------------------
                                                  2002        2001
                                                  ----        ----
Numerator:
  Net (loss)                                  $(60,104)   $(63,543)
  Preferred dividend                                 0           0
                                              --------     -------
(Loss) available to common shareholders       $(60,104)   $(63,543)
                                              ========     =======
Denominator:
  Weighted average number of shares issued
   and outstanding                           9,643,718   9,643,718
  Assumed exercise of options reduced by the
   number of shares which would have been pur-
   chased with the proceeds of those options       -           -
  Assumed conversion of preferred stock            -           -
                                             ---------   ---------
Total shares                                 9,643,718   9,643,718
                                             =========  ==========
Basic and diluted net (loss) per share          $(0.01)     $(0.01)
                                             =========   =========

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

As a result of a net loss for all periods presented, common stock equivalents for the assumed exercise of options and conversion of preferred shares are not included in the calculation of weighted average shares since their effect would be antidilutive.

The number of stock options and warrants outstanding was 2,758,092,and the number of potential shares convertible into common stock from the exercise of convertible preferred stock was 956,728 as of September 30, 2002.

3.  Operating Segments
    ------------------
The Company organizes its business units into three reportable segments: manufacturing software licenses and related services; mineral exploration products and services; and, mineral exploration activities. The segments' accounting policies are the same as those described in the summary of signif-icant accounting policies except that interest expense and non-operating income and expenses are not allocated to the individual operating segments when determ-ining segment profit or loss. The Company evaluates performance based on profit or loss from operations before interest and income taxes, not including non-recurring gains and losses.

A summary of the segment information for the three months ended September 30, 2002 and 2001 is presented below.

                                                Three Months Ended
                                                   September 30,
                                                ------------------
                                                 2002        2001
                                                 ----        ----
Manufacturing software licenses
     and related services:
     Revenue                                   $48,976     $74,436
     Costs and expenses                         32,642      61,271
                                              --------     -------
     Income (loss) for segment                  16,334      13,165
                                              --------     -------
Mineral exploration products
     and services:
     Revenue                                       -           -
     Costs and expenses                         45,005      61,544
                                              --------     -------
     Income for segment                        (45,005)    (61,544)
                                              --------     -------
Mineral exploration activities:
     Revenue                                       -           -
     Costs and expenses                         13,511         -
                                              --------     -------
     Income for segment                        (13,511)        -
                                              --------     -------
Total income (loss) for segments              $(42,182)   $(48,379)
                                              ========     =======

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

4.  Related Party Transactions
    --------------------------
During the three month period ended September 30, 2002, two shareholders loaned the Company $10,000 to be used to pay operating expenses. The loans bear interest of 10% per annum.

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

FORWARD LOOKING STATEMENTS
--------------------------
In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS
---------------------

First Quarter Ended September 30, 2002, Compared to the First Quarter Ended
---------------------------------------------------------------------------
September 30, 2001
------------------

Revenue for the period ended September 30, 2002, decreased by 34% from the like period in 2001. The only revenue realized in the 2002 period was from PRAXA related services, which decreased by 19% from the 2001 period due to fewer PRAXA customers using the Company's software support, training and consulting serv-ices. PRAXA customers are continuing to migrate to more current manufacturing management software, resulting in decreased demand for support services. Man-agement anticipates that this trend will continue as the Company has no plans to enhance the PRAXA software or to develop or acquire another manufacturing software product.

The cost of providing the PRAXA related services decreased by 18% from the quarter ended September 30, 2001 to the quarter ended September 30, 2002, which was in line with the decrease in revenue from this sector. Develop-ment costs for the mineral potential analysis software decreased by 30% from the 2001 period to the 2002 period because the software is now in the testing phase, utilizing less manpower than was used during the development phase. General and administrative expenses decreased by 45% because the Company's product development manager is now totally assigned to the mineral potential analysis software project. The decrease of 26% in total costs and expenses from the period ended September 30, 2001, to the period ended September 30, 2002, resulted in a decrease of 13% in the loss from operations in the 2002 period.

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
                                 (continued)

Liquidity and Capital Resources
-------------------------------

As of September 30, 2002, the working capital deficit was $1,039,826 as compared to a deficit of $971,398 at June 30, 2002. The increased deficit is due to lower accounts receivable and subscriptions receivable balances and higher notes payable, accounts payable and accrued interest payable balances at September 30.

Management projects that capital from sources other than operations will be required to bring its mineral potential analysis tool, Geo-Sleuth, to market and to fund the operations of its mineral exploration subsidiaries. The Company anticipates raising this capital through the private placement of stock in the Company. This plan will require that new shares be authorized by the current shareholders, as there is not sufficient stock available to execute the plan. The shares held by existing shareholders will be diluted to the extent that new stock is issued. There can be no assurance that the Company will be able to raise these additional funds and failure to do so may have a material adverse impact on the Company's business and operations.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently involved in any legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits

    None

B. Reports on Form 8-K

    The Company did not file any reports on Form 8-K during this quarter.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Unitronix Corporation
Date: November 7, 2002
                                       By: /s/William C. Wimer
                                           ---------------
                                           William C. Wimer
                                           Vice President, Operations and
                                           Chief Financial Officer