Form 10-Q
period 2002-12-31
UNITRONIX CORP
filed 2003-02-05
CIK 835270

Form 10-Q
                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 2002
                              -------------------------.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,643,718 shares of common stock, no par value, as of February 5, 2003

                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Consolidated Balance Sheets-
           December 31, 2002 and June 30, 2002                    3

Consolidated Statements of Income -
        Three Months Ended December 31, 2002 and 2001
        and Six Months Ended December 31, 2002 and 2001           4

Consolidated Statement of Changes in Stockholders' Deficit-
           Six Months Ended December 31, 2002                     5

Consolidated Statements of Cash Flows -
           Six Months Ended December 31, 2002 and 2001            6

Notes to Consolidated Financial Statements                        7


Item 2:

Management's Discussion and Analysis of Results of               11
Operations and Financial Condition for the Three Months
Ended December 31, 2002 and the Six Months Ended
December 31, 2002




Part II.        Other Information                                12

                              UNITRONIX CORPORATION
                         PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
                          CONSOLIDATED BALANCE SHEETS
                                                         December 31,
                                                            2002       June 30,
                                                         (Unaudited)   2001 (1)
                                       ASSETS            -----------   --------
CURRENT ASSETS:
      Cash                                                    $317      $12,192
      Accounts receivable, net of allowance for doubtful
      accounts of $5,773 and $1,865 at December 31 and
      June 30, 2002, respectively                           18,867       38,495
      Subscriptions receivable                                 -         11,500
      Prepaid expenses and other current assets              3,048        1,069
                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                  22,232       63,256
Property and equipment, at cost less accumulated
depreciation of $291,644 and $315,574 at December 31 and
June 30, 2002, respectively                                    354          707
Other assets                                                 2,171        2,971
                                                        ----------      -------
TOTAL ASSETS                                               $24,757      $66,934
                                                         =========     ========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable - related parties                     $727,077     $715,774
      Accounts payable                                     113,629      101,998
      Accrued expenses                                      27,267       25,073
      Accrued interest-related parties                     186,495      150,430
      Deferred revenue                                      26,074       41,379
                                                          --------      -------
      TOTAL CURRENT LIABILITIES                          1,080,542    1,034,654
                                                         ---------    ---------

LONG TERM NOTES PAYABLE-RELATED PARTIES                    129,000      108,500

COMMITMENTS AND CONTINGENCIES
Series A preferred stock, $1 par value, 6% convertible
   nonvoting; authorized 1,000,000 shares; 956,728 issued
   and outstanding at December 31 and June 30, 2002,
   plus undeclared accumulated dividends of $229,616
   at December 31 and June 30, 2002                      1,186,344    1,186,344
STOCKHOLDERS' DEFICIT:
Common stock, no par value; authorized 14,000,000 shares;
   9,643,718 shares issued and outstanding at
   December 31 and June 30, 2002                         3,487,912    3,487,912
Additional paid-in capital                                   3,988        3,988
Accumulated deficit                                     (5,863,029)  (5,754,464)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' DEFICIT                             (2,371,129)  (2,262,564)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $24,757      $66,934
                                                         =========     ========

(1) Derived from audited financial statements.
    See accompanying notes to financial statements.

                              UNITRONIX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                         Three Months Ended    Six Months Ended
                                             December 31,        December 31,
                                           2002       2001     2002       2001
                                          ------     ------   ------     ------
REVENUE:
   PRAXA software licenses                   -          -        -      $13,650
   PRAXA software related services       $56,806    $60,584 $105,782    121,370
                                         -------    -------  -------    -------
TOTAL REVENUE                             56,806     60,584  105,782    135,020
                                         -------    -------  -------    -------
COSTS AND EXPENSES:
   Cost of PRAXA related services         26,785     27,241   45,858     50,487
   Mineral exploration project expenses   12,154        -     21,224        -
   Predictive software development costs  16,916     47,319   47,098     90,465
   PRAXA selling expenses                  2,457      2,457    5,284      3,686
   General and administrative             28,831     50,065   58,837    105,259
                                         -------    -------  -------    -------
TOTAL COSTS AND EXPENSES                  87,143    127,082  178,301    249,897
                                         -------    -------  -------    -------
(LOSS) FROM OPERATIONS                   (30,337)   (66,498) (72,519)  (114,877)
INTEREST INCOME (EXPENSE), NET           (18,124)   (16,443) (36,046)   (31,607)
                                         -------    -------  -------    -------
INCOME (LOSS) BEFORE INCOME TAXES        (48,461)   (82,941)(108,565)  (146,484)
                                         -------    -------  -------    -------
PROVISION FOR INCOME TAXES                     0          0        0          0
                                         -------    -------  -------    -------
NET INCOME (LOSS)                       $(48,461)  $(82,941)$(108,565)$(146,484)
                                         =======    =======   =======   =======
Basic and diluted net loss per share      $(0.01)    $(0.01)   $(0.01)   $(0.02)
                                         =======    =======   =======   =======
Shares used in computing basic and
   diluted net loss per share          9,643,718  9,643,718 9,643,718 9,643,718
                                         =======    =======   =======   =======
















See notes to financial statements.

                               UNITRONIX CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                      For the Six Months Ended December 31, 2002

                         Common Stock
                        --------------   Additional
                      Shares               Paid-in    Accumulated  Stockholders'
                      Issued      Amount   Capital      Deficit       Deficit
                      ------      ------   -------      -------       -------

Balance,
June 30, 2002       9,643,718  $3,487,912   $3,988    $(5,754,464) $(2,262,564)

Net (loss)                                               (108,565)    (108,565)
                    ---------   ---------   ------     ----------   -----------
Balance,
December 31, 2002   9,643,718  $3,487,912   $3,988    $(5,863,029) $(2,371,129)
                    =========   =========   ======     ===========  ===========










See notes to financial statements.

                               UNITRONIX CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                  Six Months Ended December 31,
                                                --------------------------------
                                                       2002            2001
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                  $(108,565)        $(63,543)

Adjustments to reconcile net income (loss)to net
      cash provided (used) by operating activities:
      Depreciation and amortization                      353              336
      Provision for bad debts                            -              2,821

Decreases (increases) in operating assets:
      Accounts receivable                             19,628              981
      Subscriptions receivable                        11,500              -
      Prepaid expenses and other current assets       (1,979)            (949)
      Other assets                                       800              290

Increases (decreases) in operating liabilities:
      Accounts payable                                11,631           35,198
      Accrued expenses                                 2,194            5,129
      Accrued interest                                36,065           15,163
      Deferred revenue                               (15,305)           4,975
                                                     -------          -------
Net cash provided (used) by operating activities     (43,678)             401
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                        31,803              -
                                                     -------          -------
Net cash provided by financing activities             31,803              -
                                                     -------          -------
Net increase (decrease) in cash                      (11,875)             401
Cash at beginning of period                           12,192               98
                                                     -------          -------
Cash at end of period                                   $317             $499
                                                     =======          =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                            -                -
     Taxes                                               -                -





See notes to financial statements.

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Summary of Significant Accounting Policies:
   ------------------------------------------
Basis of Presentation
---------------------
The consolidated financial statements include the accounts of Unitronix Corporation, its wholly owned subsidiaries, 3936449 Canada, Incorporated and 1522923 Ontario, Incorporated, and its former majority-owned subsidiary, Interactive Mining Technologies, LLC, now dissolved, and EnerSource Mapping, Inc., a majority-owned subsidiary of Interactive Mining Technologies, Inc. All significant inter-company accounts and transactions have been eliminated.

Unitronix Corporation ("the Company") has historically been in the business of licensing its PRAXA manufacturing resource planning software, which operates on VAX and Alpha computers that were previously manufactured by Digital Equipment Corporation and Compaq Computer Corporation, and providing software maintenance, training, consulting and custom programming services in conjunction with the PRAXA software. The Company recently changed its focus so that it is now concentrating on developing products and services for the mineral exploration, mining and related industries. This business segment consists of the business of the Company's former majority owned subsidiary, Interactive Mining Tech-nologies, LLC, which had partially developed a mineral potential analysis soft-ware tool ("the tool"), which the Company has continued to develop and test.
The Company also has two wholly owned mineral exploration subsidiaries that use the tool to identify mining properties that may be of value for joint ventures or sale. Although marketing of the tool, which has been named Geo-Sleuth, has not commenced, one subsidiary, 1522923 Ontario, Incorporated, has staked claim to 143 units in the Sturgeon Lake area of Ontario that were identified through the use of Geo-Sleuth as meriting further examination. Five investors, two of which are the Company's major shareholders, were granted an 80% interest in the Sturgeon Lake claims in exchange for loans of $129,000 to 1522923 Ontario, Incorporated, to pay expenses previously incurred in developing and testing the tool, to pay the costs of staking claims to several properties in the Sturgeon Lake area that were identified by the tool to merit further examination, and to pay for professional services associated with the project.

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

The Company has continued to incur losses from operations and has a working capital deficit of $1,058,310, notes payable to its principal shareholder of $617,274 and other notes payable of $238,803, as of December 31, 2002. Man-agement believes that new products and additional financing will be required to sustain the Company's operations and repay the notes. Management believes that the products and services that are being developed for the mineral explor-ation and mining industry will eventually provide it with the means to generate revenues sufficient to sustain its operations and repay its debt. The Company plans to raise additional funds from new and existing investors. It is also attempting to sell the PRAXA software sales and support business. There can be no assurance that the Company will succeed in selling the PRAXA business

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

segment, in developing new products and in obtaining the financing necessary to continue its operations. The financial statements do not include any adjust-ments that might result from these uncertainties.


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

                                       Three Months Ended    Six Months Ended
                                          December 31,          December 31,
                                       ------------------    -----------------
                                        2002        2001      2002       2001
                                        ----        ----      ----       ----
Numerator:
  Net (loss)                         $(48,461)   $(82,941) $(108,565) $(146,484)
  Preferred dividend                        0           0          0          0
                                     --------     -------    -------    -------
(Loss) available to
   common shareholders               $(48,461)   $(82,941) $(108,565) $(146,484)
                                     ========     =======   ========   ========
Denominator:
  Weighted average number of shares
   issued and outstanding           9,643,718   9,643,718  9,643,718  9,643,718
  Assumed exercise of options
   reduced by the number of shares
   which would have been purchased
   with the proceeds of those options     -           -          -          -
  Assumed conversion of preferred stock   -           -          -          -
                                    ---------   ---------  ---------  ---------
Total shares                        9,643,718   9,643,718  9,643,718  9,643,718
                                    =========  ==========  =========  =========
Basic and diluted net
   (loss) per share                    $(0.01)     $(0.01)    $(0.01)    $(0.02)
                                    =========   =========  =========  =========

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

The number of stock options and warrants outstanding was 2,735,092,and the number of potential shares convertible into common stock from the exercise of convertible preferred stock was 956,728 as of December 31, 2002.

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

A summary of the segment information for the three month and six month periods ended December 31, 2002 and 2001 is presented below.

                                         Three Months Ended    Six Months Ended
                                            December 31,         December 31,
                                         ------------------    ----------------
                                          2002        2001     2002       2001
                                          ----        ----     ----       ----
Manufacturing software licenses
     and related services:
     Revenue                            $56,806   $60,584   $105,782   $135,020
     Costs and expenses                  38,853    61,912     71,495    123,183
                                       --------   -------    -------    -------
     Income (loss) for segment           17,953    (1,328)    34,287     11,837
                                       --------   -------    -------    -------
Mineral exploration products
     and services:
     Revenue                                -         -          -          -
     Costs and expenses                  26,526    65,170     71,531    126,714
                                       --------   -------    -------    -------
     Income for segment                 (26,526)  (65,170)   (71,531)  (126,714)
                                       --------   -------    -------    -------
Mineral exploration activities:
     Revenue                                -         -          -          -
     Costs and expenses                  21,764       -       35,275        -
                                       --------   -------    -------    -------
     Income for segment                 (21,764)      -      (35,275)       -
                                       --------   -------    -------    -------
Total income (loss) for segments       $(30,337) $(66,498)  $(72,519) $(114,877)
                                       ========   =======    =======    =======

                          UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

4.  Related Party Transactions
    --------------------------
During the six month period ended December 31, 2002, two shareholders loaned the Company $10,000 to be used to pay operating expenses. The loans bear interest of 10% per annum, and are in addition to other loans that have been made to the Company by these shareholders. These same shareholders are assoc-iated with groups that loaned $129,000 to 1522923 Ontario, Inc. during the six month period.

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

RESULTS OF OPERATIONS
---------------------

Quarter Ended December 31, 2002, Compared to the Quarter Ended December 31, 2001
--------------------------------------------------------------------------------

Revenue for the period ended December 31, 2002, decreased by 6% from the like period in 2001. The decrease was due to fewer PRAXA customers using the Comp-any's software support, training and consulting services. PRAXA customers are continuing to migrate to more current manufacturing management software, result-ing in decreased demand for support services. Management anticipates that this trend will continue as the Company has no plans to enhance the PRAXA software or to develop or acquire another manufacturing software product.

Development costs for the mineral potential analysis software decreased by 64% from the 2001 period to the 2002 period because the software is now in the testing phase, utilizing less manpower than was used during the development phase. General and administrative expenses decreased by 42% because the Company's product development manager is now totally assigned to the mineral potential analysis software project. The decrease of 31% in total costs and expenses from the period ended December 31, 2001, to the period ended December 31, 2002, resulted in a decrease of 54% in the loss from operations in the 2002 period.

Six Months Ended December 31, 2002, Compared to the Six Months Ended
--------------------------------------------------------------------
December 31, 2001
-----------------

Revenue for the six month period ended December 31, 2002, decreased by 21% from the six month period ended December 31, 2001. The only revenue realized in the 2002 period was from PRAXA related services, which decreased by 13% from the 2001 period. The decrease was due to fewer PRAXA customers using the Company's software support, training and consulting services.

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
                                 (continued)

The cost of PRAXA related services decreased by 9% from the 2001 period to the 2002 period, in line with the decrease in revenue from this business segment. Development costs for the mineral potential analysis software decreased by 48% from the 2001 period to the 2002 period because the software is now in the testing phase, utilizing less manpower than was used during the development phase. General and administrative expenses decreased by 44% because the Company's product development manager is now totally assigned to the mineral potential analysis software project. The decrease of 29% in total costs and expenses from the six month period ended December 31, 2001, to the six month period ended December 31, 2002, resulted in a decrease of 37% in the loss from operations in the 2002 period.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2002, the working capital deficit was $1,058,310 as compared to a deficit of $971,398 at June 30, 2002. The increased deficit is due to lower accounts receivable and subscriptions receivable balances and higher notes payable, accounts payable and accrued interest payable balances at December 31.

Management projects that capital from sources other than operations will be required to bring its mineral potential analysis tool, Geo-Sleuth, to market and to fund the operations of its mineral exploration subsidiaries. The Company anticipates raising this capital through the private placement of stock in the Company. The Company now has shares available to use to raise new funds, as additional shares were authorized at the annual shareholder meeting on January 15, 2003. There can be no assurance that the Company will be able to raise additional funds and failure to do so may have a material adverse impact on the Company's business and operations.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently involved in any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The annual meeting of Share Owners of Unitronix Corporation was held on January 15, 2003.

(b) All director nominees were elected.

                          UNITRONIX CORPORATION

PART II-Item 4. Submission of Matters to a Vote of Security Holders
                                 (continued)

(c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations

                                             Votes Cast
                                        ------------------
                                           For     Against   Abstain   Not Voted
Management Proposals                    ---------  -------   -------   ---------

Amend the Company's Certificate of
Incorporation to increase the total
authorized capital stock of the
Corporation to two hundred million
(200,000,000) shares, one hundred
million of which shall be common
stock without nominal or par value,
one million (1,000,000) of which
shall be convertible preferred
stock with one dollar ($1.00) par
value and ninety-nine million
(99,000,000) shall be without
designation; and to re-designate the
Company's Series A Cumulative
Convertible Preferred Stock as Series
A Convertible Preferred Stock, extend
the maturity date an additional four
years from the date of issuance, make
such shares non-cumulative and reduce
by half the Conversion Price.           8,378,042   4,000      1,950     691,863

Approval of the appointment of
independent auditors for 2003.          9,071,455       0      2,450     569,813

Election of Directors

           Director                Votes Received       Votes Withheld
           ------------------      --------------       --------------
           Jack E. Shaw              9,073,905               1,950
           Robert C. Crawford        9,073,905               1,950
           Howard L. Morgan          9,073,905               1,950
           Robert G. Sable           9,073,905               1,950
           Dale M. Hendrick          9,073,905               1,950

Item 5.  Other Information

On January 15, 2003, the Board of Directors of the Company appointed Dale M. Hendrick as President and Chief Executive Officer of the Company and as President of 1522923 Ontario, Incorporated.

                               UNITRONIX CORPORATION

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits

    None

B. Reports on Form 8-K

A Form 8-K was filed on October 22, 2002, incorporating by reference the Company's October 16, 2002, press release concerning the appointment of Dale M. Hendrick to the Company's Board of Directors.

                             UNITRONIX CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Unitronix Corporation
Date: February 5, 2003
                                       By: /s/William C. Wimer
                                           ---------------
                                           William C. Wimer
                                           Vice President, Operations and
                                           Chief Financial Officer