Form 10-Q
period 2003-03-31
UNITRONIX CORP
filed 2003-04-29
CIK 835270

Form 10-Q
                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2003
                              -------------------------.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,733,718 shares of common stock, no par value, as of April 28, 2003











                                      1


                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Consolidated Balance Sheets-
              March 31, 2003 and June 30, 2002                    3

Consolidated Statements of Income -
        Three Months Ended March 31, 2003 and 2002
        and Nine Months Ended March 31, 2003 and 2002             4

Consolidated Statement of Changes in Stockholders' Deficit-
           Nine Months Ended March 31, 2003                       5

Consolidated Statements of Cash Flows -
           Nine Months Ended March 31, 2003 and 2002              6

Notes to Consolidated Financial Statements                        7


Item 2:

Management's Discussion and Analysis of Results of               11
Operations and Financial Condition for the Three Months
Ended March 31, 2003 and the Nine Months Ended
March 31, 2003




Part II.        Other Information                                13




















                                       2

                                        UNITRONIX CORPORATION
                                   PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
                                    CONSOLIDATED BALANCE SHEETS
                                                                              March 31,
                                                                                2003       June 30,
                                                                             (Unaudited)   2002 (1)
                                                           ASSETS            -----------   --------
CURRENT ASSETS:
      Cash                                                                      $7,487      $12,192
      Accounts receivable, net of allowance for doubtful accounts of $81 and
      $1,865 at March 31, 2003 and June 30, 2002, respectively                   3,363       38,495
      Subscriptions receivable                                                     -         11,500
      Prepaid expenses and other current assets                                  1,163        1,069
                                                                             ---------    ---------
      TOTAL CURRENT ASSETS                                                      12,013       63,256
Property and equipment, at cost less accumulated depreciation of $291,821
      and $315,574 at March 31, 2003 and June 30, 2002, respectively               177          707
Other assets                                                                     2,171        2,971
                                                                            ----------      -------
TOTAL ASSETS                                                                   $14,361      $66,934
                                                                             =========     ========
                                   LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable - related parties                                         $725,774     $715,774
      Accounts payable                                                         131,158      101,998
      Accrued expenses                                                          16,906       25,073
      Accrued interest-related parties                                         204,640      150,430
      Deferred revenue                                                          17,936       41,379
                                                                              --------      -------
      TOTAL CURRENT LIABILITIES                                              1,096,414    1,034,654
                                                                             ---------    ---------
LONG TERM NOTES PAYABLE-RELATED PARTIES                                        159,000      108,500
COMMITMENTS AND CONTINGENCIES
Series A preferred stock, $1 par value, 6% convertible nonvoting; authorized
   1,000,000 shares; 956,728 issued and outstanding at March 31, 2003 and
   June 30, 2002, plus undeclared accumulated dividends of $229,616 at
   March 31, 2003 and June 30, 2002                                          1,186,344    1,186,344
STOCKHOLDERS' DEFICIT:
Undesignated capital shares; authorized 99,000,000 shares at March 31, 2003, none outstanding; authorized 0 shares at June 30, 2002
Common stock, no par value; authorized 100,000,000 shares at March 31, 2003,
   9,733,718 shares issued and outstanding; authorized 14,000,000 shares at
   June 30, 2002, 9,643,718, shares issued and outstanding                   3,499,162    3,487,912
Additional paid-in capital                                                       3,988        3,988
Accumulated deficit                                                         (5,930,547)  (5,754,464)
                                                                             ---------    ---------
TOTAL STOCKHOLDERS' DEFICIT                                                 (2,427,397)  (2,262,564)
                                                                             ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $14,361      $66,934
                                                                             =========     ========
(1) Derived from audited financial statements.
    See accompanying notes to financial statements.

                                       3


                              UNITRONIX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                         Three Months Ended   Nine Months Ended
                                               March 31,          March 31,
                                           2003       2002     2003       2002
                                          ------     ------   ------     ------
REVENUE:
   PRAXA software licenses                   -          -        -      $13,650
   PRAXA software related services       $42,314    $53,226 $148,095    174,596
                                         -------    -------  -------    -------
TOTAL REVENUE                             42,314     53,226  148,095    188,246
                                         -------    -------  -------    -------
COSTS AND EXPENSES:
   Cost of PRAXA related services         17,099     23,304   62,957     73,791
   Mineral exploration project expenses   17,384        -     38,608        -
   Predictive software development costs   4,074     59,419   51,172    149,884
   PRAXA selling expenses                    819      1,229    6,103      4,915
   General and administrative             52,310     26,149  111,147    131,408
                                         -------    -------  -------    -------
TOTAL COSTS AND EXPENSES                  91,686    110,101  269,987    359,998
                                         -------    -------  -------    -------
(LOSS) FROM OPERATIONS                   (49,372)   (56,875)(121,892)  (171,752)
INTEREST INCOME (EXPENSE), NET           (18,145)   (17,194) (54,191)   (48,802)
                                         -------    -------  -------    -------
INCOME (LOSS) BEFORE INCOME TAXES        (67,517)   (74,069)(176,083)  (220,554)
                                         -------    -------  -------    -------
PROVISION FOR INCOME TAXES                     0          0        0          0
                                         -------    -------  -------    -------
NET INCOME (LOSS)                       $(67,517)  $(74,069)$(176,083)$(220,554)
                                         =======    =======   =======   =======
Basic and diluted net loss per share      $(0.01)    $(0.01)   $(0.02)   $(0.02)
                                         =======    =======   =======   =======
Shares used in computing basic and
   diluted net loss per share          9,651,718  9,643,718 9,646,346 9,643,718
                                         =======    =======   =======   =======
















See notes to financial statements.

                               UNITRONIX CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                      For the Nine Months Ended March 31, 2003

                         Common Stock
                        --------------   Additional
                      Shares               Paid-in    Accumulated  Stockholders'
                      Issued      Amount   Capital      Deficit       Deficit
                      ------      ------   -------      -------       -------

Balance,
June 30, 2002      9,643,718   $3,487,912   $3,988    $(5,754,464) $(2,262,564)

Net (loss)                                               (176,083)    (176,083)

Exercise of
stock options         90,000       11,250                               11,250
                    ---------   ---------   ------     ----------   -----------
Balance,
March 31, 2003     9,733,718   $3,499,162   $3,988    $(5,930,547) $(2,427,397)
                    =========   =========   ======     ===========  ===========










See notes to financial statements.

                               UNITRONIX CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                   Nine Months Ended March 31,
                                                --------------------------------
                                                       2003            2002
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                  $(176,083)       $(220,554)

Adjustments to reconcile net income (loss)to net
      cash provided (used) by operating activities:
      Depreciation and amortization                      530            1,008
      Provision for bad debts                         (1,784)             -

Decreases (increases) in operating assets:
      Accounts receivable                             36,916           23,172
      Subscriptions receivable                        11,500              -
      Prepaid expenses and other current assets          (94)           3,510
      Other assets                                       800              290

Increases (decreases) in operating liabilities:
      Accounts payable                                29,160           28,422
      Accrued expenses                                (8,167)          24,381
      Accrued interest                                54,210           48,801
      Deferred revenue                               (23,443)         (15,843)
                                                     -------          -------
Net cash provided (used) by operating activities     (76,455)        (106,813)
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock              11,250              -
      Proceeds from borrowings                       169,000          107,000
      Repayments of borrowings                      (108,500)             -
                                                     -------          -------
Net cash provided by financing activities             71,750          107,000
                                                     -------          -------
Net increase (decrease) in cash                       (4,705)             187
Cash at beginning of period                           12,192               98
                                                     -------          -------
Cash at end of period                                $ 7,487            $ 285
                                                     =======          =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                            -                -
     Taxes                                               -                -

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

Unitronix Corporation ("the Company") has historically been in the business of licensing its PRAXA manufacturing resource planning software, which operates on VAX and Alpha computers that were previously manufactured by Digital Equipment Corporation and Compaq Computer Corporation, and providing software maintenance, training, consulting and custom programming services in conjunction with the PRAXA software. The Company recently changed its focus so that it is now concentrating on developing products and services for the mineral exploration, mining and related industries. This business segment consists of the business of the Company's former majority owned subsidiary, Interactive Mining Tech-nologies, LLC, which had partially developed a mineral potential analysis soft-ware tool ("the tool"), which the Company has continued to develop and test.
The Company also has two wholly owned mineral exploration subsidiaries that use the tool to identify mining properties that may be of value for joint ventures or sale. Although marketing of the tool, which has been named Geo-Sleuth, has not commenced, one subsidiary, 1522923 Ontario, Incorporated, has staked claim to 383 units in the Sturgeon Lake area of Ontario that were identified through the use of Geo-Sleuth as meriting further examination. Five investors, two of which are the Company's major shareholders, were granted an 80% undivided interest in 143 units of the Sturgeon Lake claims in exchange for loans of $129,000 to 1522923 Ontario, Incorporated, to pay expenses that had been incurred in developing and testing the tool, to pay the costs of staking claims to several of the properties in the Sturgeon Lake area that were identified by the tool to merit further examination, and to pay for professional services associated with the project. The Company's two major shareholders were granted a 75% undivided interest in 240 of the Sturgeon Lake claims in exchange for loans of $30,000 to 1522923 Ontario, Incorporated, to pay the costs of staking the claims and other operating expenses.

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

The Company has continued to incur losses from operations and has a working capital deficit of $1,084,401, notes payable to its principal shareholder of $617,274 and other notes payable of $267,500, as of March 31, 2003. Man-agement believes that new products and additional financing will be required to sustain the Company's operations and repay the notes. Management believes that the products and services that are being developed for the mineral explor-

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

ation and mining industry will eventually provide it with the means to generate revenues sufficient to sustain its operations and repay its debt. The Company plans to raise additional funds from new and existing investors. It is also attempting to sell the PRAXA software sales and support business. There can be no assurance that the Company will succeed in selling the PRAXA business segment, in developing new products and in obtaining the financing necessary to continue its operations. The financial statements do not include any adjust-ments that might result from these uncertainties.

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

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

                                       Three Months Ended    Nine Months Ended
                                            March 31,             March 31,
                                       ------------------    -----------------
                                        2003        2002      2003       2002
                                        ----        ----      ----       ----
Numerator:
  Net (loss)                         $(67,517)   $(74,069) $(176,083) $(220,554)
  Preferred dividend                        0           0          0          0
                                     --------     -------    -------    -------
(Loss) available to
   common shareholders               $(67,517)   $(74,069) $(176,083) $(220,554)
                                     ========     =======   ========   ========
Denominator:
  Weighted average number of shares
   issued and outstanding           9,651,718   9,643,718  9,646,346  9,643,718
  Assumed exercise of options
   reduced by the number of shares
   which would have been purchased
   with the proceeds of those options     -           -          -          -
  Assumed conversion of preferred stock   -           -          -          -
                                    ---------   ---------  ---------  ---------
Total shares                        9,651,718   9,643,718  9,646,346  9,643,718
                                    =========  ==========  =========  =========
Basic and diluted net
   (loss) per share                    $(0.01)     $(0.01)    $(0.02)    $(0.02)
                                    =========   =========  =========  =========

As a result of a net loss for all periods presented, common stock equivalents for the assumed exercise of options and conversion of preferred shares are not included in the calculation of weighted average shares since their effect would be antidilutive.

The number of stock options and warrants outstanding was 3,144,164,and the number of potential shares convertible into common stock from the exercise of convertible preferred stock was 956,728 as of March 31, 2003.

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

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   continued

A summary of the segment information for the three month and nine month periods ended March 31, 2003 and 2002 is presented below.

                                         Three Months Ended   Nine Months Ended
                                              March 31,            March 31,
                                         ------------------    ----------------
                                          2003      2002       2003       2002
                                          ----      ----       ----       ----
Manufacturing software licenses
     and related services:
     Revenue                            $42,314   $53,226   $148,095   $188,246
     Costs and expenses                  33,733    37,607    105,228    160,790
                                       --------   -------    -------    -------
     Income (loss) for segment            8,581    15,619     42,867     27,456
                                       --------   -------    -------    -------
Mineral exploration products
     and services:
     Revenue                                -         -          -          -
     Costs and expenses                  22,188    72,494     93,719    199,208
                                       --------   -------    -------    -------
     Income for segment                 (22,188)  (72,494)   (93,719)  (199,208)
                                       --------   -------    -------    -------
Mineral exploration activities:
     Revenue                                -         -          -          -
     Costs and expenses                  35,765       -       71,040        -
                                       --------   -------    -------    -------
     Income for segment                 (35,765)      -      (71,040)       -
                                       --------   -------    -------    -------
Total income (loss) for segments       $(49,372) $(56,875) $(121,892) $(171,752)
                                       ========   =======    =======    =======

4.  Related Party Transactions
    --------------------------
During the nine month period ended March 31, 2003, two shareholders loaned the Company $10,000 to be used to pay operating expenses. The loans bear interest of 10% per annum, and are in addition to other loans that have been made to the Company by these shareholders. These same shareholders are associated with groups that loaned $159,000 to 1522923 Ontario, Inc. during the nine month period.

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

RESULTS OF OPERATIONS
---------------------

Quarter Ended March 31, 2003, Compared to the Quarter Ended March 31, 2002
--------------------------------------------------------------------------

The annual meeting of shareholders was held on January 15, 2003, at which time the Certificate of Incorporation of the Company was amended to increase the total authorized capital stock of the Corporation from fifteen million shares to two hundred million shares, one hundred million of which are designated as common stock, one million shares as convertible preferred stock, and ninety-nine million shares as undesignated. The appointment of the independent auditors for the Company for fiscal year 2003 was approved, and directors were elected to serve until the next meeting of the shareholders of the Company.

Negotiations with two major mining companies continued that are intended to result in agreements whereby 1522923 Ontario, Incorporated, a wholly-owned subsidiary of the Company, will acquire options to acquire ownership of the interests of the mining companies in mining claims that they hold that are adjacent to claims held by 1522923 Ontario, Inc., in the Sturgeon Lake region of Ontario.

A technical review of Geo-Sleuth, along with recommendations for enhancements and further development, was recently completed by two independent mining technology experts hired by the Company. The Company is presently reviewing and analyzing the report prepared by the consultants and will request input from its contractor and the experts who have worked on the project.

Revenue for the period ended March 31, 2003, decreased by 21% from the like period in 2002. The decrease was due to fewer PRAXA customers using the Comp-any's software support, training and consulting services. PRAXA customers are continuing to migrate to more current manufacturing management software, result-ing in decreased demand for support services. Management anticipates that this

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
                                 (continued)

trend will continue as the Company has no plans to enhance the PRAXA software or to develop or acquire another manufacturing software product.

Development costs for the mineral potential analysis software tool decreased by 93% from the 2002 period to the 2003 period because development and testing of the initial release of the software has been completed. General and admin-istrative expenses increased by 100% and the cost of PRAXA related services decreased by 27% because approximately one-half of the time spent by the PRAXA customer support staff is not directly related to customer support matters.
The decrease of 17% in total costs and expenses from the period ended March 31, 2002, to the period ended March 31, 2003, resulted in a decrease of 13% in the loss from operations in the 2003 period.

Nine Months Ended March 31, 2003, Compared to the Nine Months Ended
-------------------------------------------------------------------
March 31, 2002
--------------

Revenue for the nine month period ended March 31, 2003, decreased by 21% from the nine month period ended March 31, 2002. The only revenue realized in the 2003 period was from PRAXA related services, which decreased by 15% from the 2002 period. The decrease was due to fewer PRAXA customers using the Company's software support, training and consulting services.

The cost of PRAXA related services decreased by 15% from the 2002 period to the 2003 period, in line with the decrease in revenue from this business segment. Development costs for the mineral potential analysis software decreased by 66% from the 2002 period to the 2003 period because development and testing of the initial release of the software is complete. General and administrative ex-penses decreased by 15% because the Company's product development manager, who was charged to administrative expenses in the 2002 period was assigned to the mineral potential analysis software project in the 2003 period. The services of this individual were terminated in November, 2002, upon completion of the testing of the initial release of the Geo-Sleuth software tool. The decrease of 25% in total costs and expenses from the nine month period ended March 31, 2002, to the nine month period ended March 31, 2003, resulted in a decrease of 29% in the loss from operations in the 2003 period.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2003, the working capital deficit was $1,084,401 as compared to a deficit of $971,398 at June 30, 2002. The increased deficit is due to lower accounts receivable and subscriptions receivable balances and higher notes payable, accounts payable and accrued interest payable balances at March 31.

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


                                       Unitronix Corporation
Date: April 29, 2003
                                       By: /s/William C. Wimer
                                           ---------------
                                           William C. Wimer
                                           Vice President, Operations and
                                           Chief Financial Officer