Form 10-Q/A
period 2003-03-31
UNITRONIX CORP
filed 2003-05-30
CIK 835270

Form 10-Q/A
                         Securities and Exchange Commission
                                Washington, DC 20549


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

                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

        Consolidated Balance Sheets- March 31, 2003 and June 30, 2002        3

        Consolidated Statements of Income - Three Months and Nine
            Months Ended March 31, 2003 and 2002                             4

        Consolidated Statement of Changes in Stockholders' Deficit-
            Nine Months Ended March 31, 2003                                 5

        Consolidated Statements of Cash Flows -
            Nine Months Ended March 31, 2003 and 2002                        6

        Notes to Consolidated Financial Statements                           7

Item 2: Management's Discussion and Analysis of Results of Operations
            and Financial Condition for the Three Months and Nine
            Months Ended March 31, 2003                                      11

Item 4: Controls and Procedures                                              13

PART II.        OTHER INFORMATION

Item 1: Legal Proceedings                                                    13

Item 4: Submission of Matters to a Vote of Security Holders                  13

Item 5:

        Other Information                                                    15

Item 6: Exhibits and Reports on Form 8-K                                     15

        Signatures                                                           16

        Certifications                                                       17



                              INTRODUCTORY NOTE

This amendment on Form 10-Q/A is being filed to include Part I, Item 4, Controls and Procedures, and the Certifications of the Chief Executive Officer and the Chief Financial Officer, all as required by the Sarbanes-Oxley Act of 2002.
This filing does not reflect any other changes from the report that was filed on Form 10-Q for the period ended March 31, 2003.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could signif-icantly affect our disclosure controls and procedures subsequent to the Evaluation Date.


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

                             UNITRONIX CORPORATION

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


                                       Unitronix Corporation
Date: May 27, 2003
                                       By: /s/William C. Wimer
                                           ---------------
                                           William C. Wimer
                                           Vice President, Operations and
                                           Chief Financial Officer

                               CERTIFICATION
I, Dale M. Hendrick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Unitronix Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 27, 2003



 /S/ Dale M. Hendrick
----------------------



Dale M. Hendrick
President and
Chief Executive Officer

                                     17
                                 CERTIFICATION
I, William C. Wimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Unitronix Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 27, 2003


/s/  WILLIAM C. WIMER
----------------------



William C. Wimer
Vice President of Operations and
Chief Financial Officer

                                     18