Form 10-K
period 2003-06-30
UNITRONIX CORP
filed 2003-09-29
CIK 835270

Form 10-K
                    Securities and Exchange Commission
                         Washington, DC 20549

   ANNUAL REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended    June 30, 2003
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

Based upon the latest sale price of the stock as of September 9, 2003, of $0.21 per share, the aggregate market value, as of September 26, 2003 of the shares of common stock held by non-affiliates was $786,210. "Non-affiliates" includes all share owners of the registrant other than its officers, directors and owners of more than ten percent of its outstanding stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

9,866,918 shares of common stock, no par value, as of September 26, 2003

                     DOCUMENTS INCORPORATED BY REFERENCE

                                    NONE

Forward-Looking Statements

In addition to historical information, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2004.

                                    PART I
Item 1.                            BUSINESS
-------                            --------

GENERAL

Unitronix Corporation ("the Company") is a software development and services company that is currently in transition from being a provider of material requirements planning (MRP) systems with its PRAXA product to being a provider of knowledge-based tools for the mineral exploration industry. Additionally, the Company has two Canadian-based subsidiaries that were formed to explore for minerals. One of these subsidiaries is currently actively engaged in mineral exploration activities in the Province of Ontario.

The cost of updating PRAXA to utilize current information technologies and the emergence of several dominant players in the MRP market, such as SAP, Oracle and J.D. Edwards convinced management that the Company should consider other ventures for its future business endeavors. The ensuing exploration of several technology based opportunities resulted in the Company focusing on the rapidly expanding geomatics* industry. Utilizing its in-house project management and software development experience and the services of several recognized scientists and geomatics experts, the Company has developed a mineral potential analysis tool.

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

In 1999 the Company decided that the cost to develop a new system, and the intense competition in the manufacturing resource planning system market made it unfeasible to remain in the manufacturing system business. Accordingly, manage-ment has attempted to sell the PRAXA business segment since that time, and has redirected the Company into the geomatics industry.

In September, 1999, the Company and a Canadian mineral exploration firm, Goldsat Mining, Inc., formed a jointly owned limited liability corporation to develop a software tool that was intended to analyze geo-scientific data in order to locate areas that have high potential for containing volcanogenic massive sulfide (VMS) mineralization. The tool utilizes a deposit model and a series of proprietary algorithms to identify the locations with the most potential within the area that is examined. The tool, now named "Geo-Sleuth" (trademarked in Canada), is intended to substantially reduce the time and costs typically incurred by mineral exploration specialists in locating areas that are worthy of further study. The limited liability corporation was dissolved in May, 2001, with the Company becoming the sole owner of all rights to the work in progress and the work that had been completed to date. After acquiring the sole rights to Geo-Sleuth, the Company continued to develop and test the tool. The pro-ducing Noranda mining camp in Rouyn-Noranda, Quebec, was utilized for Alpha testing. The tool was Beta tested using the Sturgeon Lake mining camp in Ontario, which is a base metal and precious metal producing region until 1992. The tool was then applied to a "real-world" test in a relatively unexplored area near James Bay in Quebec. In all cases, the final product was a mineral potential analysis map.

As part of its Beta test in the Sturgeon Lake area, the Company undertook a "ground truthing" program to verify the tool's findings. Lithogeochemical and petrographic analysis was performed by an independent laboratory on samples that were collected from areas that Geo-Sleuth identified as meriting further study. This analysis showed that the areas identified by Geo-Sleuth do contain mineral-ization that may have commercial value and thus warrant further investigation.

In May, 2002, an Ontario corporation, 1522923 Ontario, Inc., which operates as Unitronix Mining and Exploration ("Unitronix Exploration") was formed as a wholly owned subsidiary of the Company to follow-up on the areas of interest in the Sturgeon Lake area. In June, 2002, the subsidiary staked claims to 128 units in the Sturgeon Lake Camp and vicinity, and in October, 2002, it staked claims to an additional 15 units. A group of investors that includes the two principal shareholders of the Company advanced $100,000 to Unitronix Explor-ation to pay expenses previously incurred in developing and testing Geo-Sleuth, to pay the costs of staking claims to the properties in the Sturgeon Lake area and to pay for professional services associated with the project. In return, the investors retained a 75% undivided interest in the claims staked in the Sturgeon Lake area, which has since been amended to grant the investors 75% of any net profits realized from the claims by Unitronix Exploration An additional 5% of the net profits from the Sturgeon Lake area claims was granted to investors for advances of $16,500 that were used to pay for additional claims staking and associated professional services.

During the quarter ended June 30, 2003, the Company and Unitronix Exploration signed agreements with Noranda Incorporated ("Noranda") and Inmet Mining Corporation ("Inmet"), both of which are Canadian mining companies, that allow Unitronix Exploration to purchase the mineral rights to certain properties located in the Sturgeon Lake area of Ontario that are currently owned by Noranda and Inmet, such properties being adjacent to or near some of the properties that were staked by Unitronix Exploration in 2002. Unitronix Exploration can acquire the rights to the Noranda and Inmet properties by making certain expenditures for further exploration of the properties. The terms and conditions of the agreements between the Company, Unitronix Exploration, Noranda and Inmet are more fully described in Note 1 to the Consolidated Financial Statements attached hereto.

One condition of the agreements is that Unitronix Exploration is required to conduct a Fugro-Megatem (electro-magnetic) survey of the optioned properties and the adjacent Unitronix Exploration properties in order to further assess the mineral potential of the properties. This survey was conducted in August, 2003, and the findings are currently being analyzed by our consultant geological engineers.

During the fiscal year ended June 30, 2002, the Company formed another subsid-iary, currently named 3936449 Canada, Incorporated, to satisfy the terms of the agreement that was negotiated with Goldsat Mining to dissolve the jointly owned limited liability corporation. Goldsat Mining had the right to acquire 25% ownership of 3936449 Canada, Incorporated, in exchange for forgiveness of a debt of $12,639 owed to Goldsat by the dissolved limited liability corporation but did not exercise its right to convert, resulting in the new corporation being a wholly owned subsidiary of the Company. This subsidiary may eventually follow-up on areas of interest identified by Geo-Sleuth during the test near James Bay.

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

     PRAXA
     -----

The Company's manufacturing software product, PRAXA, is a third generation MRPII system that was well accepted by the marketplace in the late 1980's and early 1990's. PRAXA helps manufacturing and distribution firms manage their sales, distribution, manufacturing and accounting functions. PRAXA is written in COBOL and operates exclusively on VAX and Alpha computer systems with the VMS oper-ating system.

Beginning in the early 1990's the users of commercial computer software began to demand products that were easier to use, more readily adaptable to their needs and less expensive to operate and maintain. Systems built around the client-server paradigm were thought to fulfill those needs, and most existing and some new suppliers of manufacturing software mounted major development projects to bring client-server Enterprise Resource Planning (ERP) systems to market. The demand for conventional MRPII systems fell dramatically to the point where sales of PRAXA to new customers amounted to only four systems from 1992 to 2002. The Company has attempted to sell the PRAXA software business segment but has been unable to do so.

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

SALES AND MARKETING

The Company has not yet determined if, how or when Geo-Sleuth and associated services will be marketed to the mineral exploration industry. The Company plans to have its exploration subsidiaries and the Company utilize Geo-Sleuth to identify areas that merit further study, while expanding and refining the capa-bilities of the tool and preparing it for possible commercialization.

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

PRODUCT PROTECTION : TRADEMARKS

As is typical in the software industry, in order to protect its right in the software, the Company does not "sell" its PRAXA software products, but instead provides customers with perpetual, fully-paid licenses to use one or more copies of the software on specifically identified computer systems. The Company also seeks to protect its proprietary interest in PRAXA through a combination of copyright laws, trade secret laws, and contractual agreements (including nondisclosure obligations) with customers, consultants, employees and others. Existing United States copyright laws provide only limited protection and even less protection may be available under foreign laws. While the enforceability of contractual provisions governing confidentiality cannot be assured in all cases, the Company believes that they tend to deter unauthorized use of the Company's proprietary information. "PRAXA" and "Unitronix" are registered federal trademarks of the Company which will expire, unless renewed, on January 14, 2005 and September 20, 2012, respectively. A trademark has been granted in Canada for Geo-Sleuth, and a U.S. trademark will be applied for in the future.

CUSTOMER DEPENDENCE


In the fiscal year ended June 30, 2003, one customer accounted for 15.3% of the Company's total revenue. Management anticipates that this customer will con-tinue to purchase PRAXA support services from the Company in fiscal 2004.

HISTORY OF LOSSES

The Company incurred net losses of $52,913 in fiscal 2001, $330,733 in fiscal 2002 and $265,648 in fiscal 2003. As of June 30, 2003, the Company had an accumulated deficit of $6,020,112. There can be no assurance that the Company will be profitable in the future.

CONTROL BY EXISTING STOCKHOLDERS

The Company's directors and their families together own approximately 75% of the outstanding shares of the common stock of the Company. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the election of directors, and mergers, consolidations and sales of the assets of the Company.

EMPLOYEES

At September 1, 2003, the Company employed 3 persons, including 2 in customer support and 1 in finance and administration. Each of these individuals is a part-time employee. The Company's subsidiaries currently have no employees. The subsidiaries are being managed by consultants, and are using consultants to develop the Geo-Sleuth software and to provide the expertise needed to evaluate the potential mineral content of the claims that have been staked in the Sturgeon Lake region.

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

The Company and its subsidiaries are not currently involved in any legal proceedings.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------         ---------------------------------------------------

The Company did not submit any matters to a vote of the shareholders during the last quarter of fiscal year 2003.

                                  PART II

Item 5          MARKET FOR THE COMPANY'S COMMON STOCK AND
                -----------------------------------------
                     RELATED SECURITY HOLDER MATTERS
                     -------------------------------

The Company's common stock is currently listed on the over the counter bulletin board.

The following table sets forth, for the calendar quarters indicated, the high and low bid prices reported for the Company's common stock, by the indicated source. There were 127 holders of record of the Company's Common Stock on September 11, 2003. The Company believes that there are approximately 450 beneficial shareholders.

Calendar Year Ended December 31,             OTC Bulletin Board
--------------------------------          -------------------------

                                                 Bid Prices
                                                 ----------
                                               High       Low
                                               ----       ---
2001
Third Quarter                                  0.0600     0.0200
Fourth Quarter                                 0.0600     0.0300

2002
First Quarter                                  0.1900     0.0500
Second Quarter                                 0.1600     0.0400
Third Quarter                                  0.5000     0.1100
Fourth Quarter                                 0.5000     0.2100

2003
First Quarter                                  0.3000     0.2200
Second Quarter                                 0.3000     0.2000

DIVIDEND POLICY

No dividends have been declared by the Board of Directors. The Board of Directors currently plans to retain any future earnings for use in the Company's business.

Item 6               SELECTED CONSOLIDATED FINANCIAL DATA
                     ------------------------------------

                                  Summary Consolidated Financial Information
                                    (in thousands, except per share data)
                                       For fiscal year ending June 30,
                                 --------------------------------------------
CONSOLIDATED INCOME              2003      2002      2001      2000      1999
STATEMENT DATA:                  ----      ----      ----      ----      ----
Revenue from Operations          $184      $245      $360      $521      $856
Gain (Loss) from Operations      (193)     (268)     (211)     (332)       16

Net Loss                         (266)     (331)      (53)      (62)      (20)

Per Share Data:
  Basic and Diluted net Loss
    Per Share                    (.03)     (.03)     (.01)     (.01)     (.00)

Shares Used in Computing
  Per Share Data              9,671,233 9,643,718 9,643,718 9,489,757 9,456,932

CONSOLIDATED BALANCE SHEET DATA:

Working Capital/(Deficit)        $(206)   $(971)    $(751)    $(748)    $(615)
Total Assets                        44        67       54       310        82
Short term debt, including
  current maturities of
  long-term debt                    60       716      607       687       500
Long-term debt, less
  current maturities             1,108       -         -         -          -
Shareholder's equity
  (deficit)                     (2,498)   (2,263)   (1,874)   (1,720)   (1,616)

Item 7.
-------

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

FISCAL YEAR ENDED JUNE 30, 2003 VS. FISCAL YEAR ENDED JUNE 30, 2002

Total revenue for the year ended June 30, 2003, decreased by 25% from the year ended June 30, 2002. No revenue was realized from the sale of software licenses in the year ended June 30, 2003, and revenue from services decreased by 20% from the year ended June 30, 2002. This reflects the continued migration of PRAXA users to other MRP and ERP software systems, a trend that management believes will continue as the Company has no plans to enhance the PRAXA software.

The cost of PRAXA software related services decreased by 22% from the year ended June 30, 2002, to the year ended June 30, 2003, because fewer PRAXA customers contracted for software maintenance and training services. PRAXA selling ex-penses decreased by 6% from 2002 to 2003.

Mineral exploration project expenses increased by 22% from the year ended June 30, 2002, to the year ended June 30, 2003. The mineral exploration project in the Sturgeon Lake area of Ontario that is being conducted by Unitronix Explor-ation a wholly owned subsidiary of the Company, accounted for all of the expend-itures in that category for both years. These expenses are expected to increase significantly in future years as more work is performed to determine the extent and commercial value of the mineralization on the properties staked by Unitronix Exploration and the properties optioned from Noranda Incorporated and Inmet Mining Corporation. Also, the Company's other exploration subsidiary, 3936449 Canada, Incorporated, may undertake exploration activities in the James Bay region of Quebec in the future.

Development costs for the Geo-Sleuth mineral potential analysis software tool decreased by 70% from the year ended June 30, 2002, to the year ended June 30, 2003, since final testing of the software was completed in early 2003. The tool is now proven to be useful in evaluating certain types of geological formations, but requires a significant amount of manual manipulation by its users. The Company intends to enhance Geo-Sleuth to reduce the effort required to use the tool, and to make it useful for other types of geological formations and mineral deposits.

The 26% decrease in total costs and expenses from fiscal 2002 to fiscal 2003 resulted in a 28% decrease in the loss from operations from year to year.

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

The mineral exploration project in the Sturgeon Lake area of Ontario that was undertaken by Unitronix Exploration, a wholly owned subsidiary of the Company, accounted for all of the expenditures in that category in the year ended June 30, 2002. These expenses are expected to increase significantly in future years.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the working capital deficit was $206,405 as compared to deficits of $971,398 and $750,600 at June 30, 2002 and 2001, respectively. The decrease in the deficit from 2002 to 2003 was due to the conversion of $948,559 in demand notes and accrued interest to long-term convertible debentures during the year ended June 30, 2003.

During the year ended June 30, 2000, the Company signed a new lending agree-ment with its principal shareholder that provides for up to $1,000,000 in loans and letters of credit. At June 30, 2002, the Company owed $740,934 for principal and accrued interest for loans that had been provided for by the lending agreement. The amounts owed under this agreement were among those converted to long-term convertible debentures during fiscal 2003, so that at June 30, 2003, no loans remained outstanding under the agreement.

Management projects that funds from sources other than operations will be needed to bring the mineral potential assessment software and services to market, and to further assess the mineral potential of the properties that the Company's subsidiaries have staked and optioned and may identify in the future as being worthy of further investigation. The Company anticipates raising this capital through the sale of stock in the Company. At the annual meeting of the share-holders of the Company on January 15, 2003, the shareholders approved an amend-ment to the Company's Certificate of Incorporation that increased the authorized capital stock of the Company from fifteen million to two hundred million shares, one hundred million of which are designated as common shares. In June, 2003, the Company undertook a private placement of 2,750,000 shares of common stock at a price of eighteen cents per share that would have resulted in proceeds of

$495,000 for the Company. The private placement offering succeeded in selling 133,200 shares that yielded proceeds to the Company of $23,976.

The Company is currently assessing other means to raise additional funds.
There can be no assurance that the Company will be able to raise the additional funds needed and failure to do so may jeopardize the Company's ability to continue as a going concern.

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


Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------         -------------------------------------------

The information required by this Item is submitted as a separate section of this report commencing on page 1 attached hereto.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------        ------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

None.

                                     13
                                  PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------     --------------------------------------------------
The executive officers and directors of Unitronix are as follows:

NAME                      AGE           CURRENT POSITION
----                      ---           ----------------
Jack E. Shaw              69            Chairman of the Board

Dale M. Hendrick          69            President, Chief Executive Officer,
                                        Director

Robert C. Crawford        76            Treasurer, Secretary, Director

Dr. Howard L. Morgan      57            Director

Robert G. Sable           63            Director

William C. Wimer          66            Chief Financial Officer,
                                        Vice President of Operations

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

JACK E. SHAW has been Chairman of the Board of Directors of the Company since 1991. He was also the Chief Executive Officer of the Company from 1991 until January, 2003. He is Chairman and Chief Executive Officer of Shaw Resources, Inc., a Greenville, South Carolina-based investment company and real estate developer. Mr. Shaw is also a Director of B B & T Corporation, co-owner and a Director of A/R Funding, Inc., President of Carolina Rentals, Inc., and owner of Resort Golf, which operates premier miniature golf courses in Myrtle Beach, South Carolina. Mr. Shaw is the largest shareholder of Unitronix Corporation, holding approximately 49% of the outstanding common shares.

DALE M. HENDRICK, P. ENG., was appointed President and Chief Executive Officer of Unitronix Corporation, President of 1522923 Ontario, Inc. and President of 3936449, Inc. in January, 2003. He had been appointed to the Board of Directors of Unitronix in October, 2002, by the other members of the Board, and was reelected to the Board at the shareholders meeting in January, 2003. Since 1989 Mr. Hendrick has been President of Dale M. Hendrick and Associates of Toronto, a mining geological consulting firm, prior to which time he was an executive officer and chief geologist for exploration of Kerr Addison Mines, Ltd. Mr. Hendrick also serves as a Director of Radisson Mining Resources, Inc., Gammon Lake Resources, Inc. and Mexgold Resources

ROBERT C. CRAWFORD was elected to the Board of Directors in January, 1993, and was appointed Treasurer and Secretary on July 1, 1993. Mr. Crawford was formerly President and Chief Executive Officer of the Floor Coverings Division of Dan River, Inc., and was a Vice President and Director of Dan River Corp-oration. He recently retired as Chairman of the Board of Greenville Technical College in Greenville, South Carolina.

DR. HOWARD L. MORGAN was named a Director in January, 1993. Dr Morgan has served as a Director of idealab! since 1999, and is also President and Founder of Arca Group, Inc., a consulting and venture capital investment firm special-izing in the areas of computer and communications technologies. He has more than 25 years of experience with more than fifty high-tech entrepreneurial ventures. Dr. Morgan was Professor of Decision Sciences at the Wharton School of the University of Pennsylvania and Professor of Computer Science at the Moore School at the University of Pennsylvania for almost 15 years. He serves on the boards of Franklin Electronic Publishers, Inc., and Segue Software Corporation. He received the Entrepreneur of the Year Award in 1997.

ROBERT G. SABLE, ESQ. has been a Director of the Company since February, 1994. From 1994 through 1998 he was the President of Sable Makoroff & Gusky and in 1999 and 2000 was a Principal of Sable Pusateri Rosen Gordan & Adams LLC, a law firm located in Pittsburgh, Pennsylvania. Since January 1, 2001, Mr. Sable has been a Partner in McGuire Woods LLP, a law firm based in Richmond, Virginia and with offices in a number of cities, including Pittsburgh, Pennsylvania.

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

Item 11.                    EXECUTIVE COMPENSATION
--------                    ----------------------

The following table sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for services rendered in all capacities to the Company during each of the fiscal years ended June 30, 2003, 2002 and 2001 to: (1)the Company's Chief Executive Officer, and (2) each of the other officers whose total compensation for the fiscal year ended June 30, 2003, required to be disclosed in column (c) below exceeded $100,000.

                             SUMMARY COMPENSATION TABLE
                             --------------------------
                                 Annual Compensation
                                 -------------------
(a)                   (b)     (c)          (d)        (e)        (f)
Name and                              Other Annual            All Other
Principal Position   Year    Salary   Compensation  Options  Compensation

Jack E. Shaw         2003(1)   (3)          -          -           -
Chief Executive      2002      (3)          -          -           -
Officer              2001      (3)          -          -           -
Dale M. Hendrick     2003(2)   (3)          -          -           -
Chief Executive
Officer

(1) Until January 15, 2003.
(2) Since January 15, 2003.
(3) The Company has not paid Mr. Shaw and Mr. Hendrick any compensation for their services to date.

COMPENSATION OF DIRECTORS

The Company currently does not compensate directors for their services; it does reimburse them for reasonable expenses incurred in performing their duties as directors.

1993 STOCK OPTION PLAN

At June 30, 2003, 1,000,000 shares of common stock were reserved for issuance or grant under the Unitronix Corporation 1993 Stock Option Plan. The options are granted to employees, officers, directors and consultants to the Company. The exercise price for incentive options must be at least 100% of the fair market value of the common stock as determined by the Option Committee of the Board of Directors on the date of the grant, as are the exercise and expiration dates of the grant. Options for 90,000 shares were granted and options for 90,000 shares were exercised during the year ended June 30, 2003. At June 30, 2003, there were options for 450,000 shares of common stock outstanding and 440,000 shares available for grant. No options may be granted under the 1993 Stock Option Plan after October 28, 2003.

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

Item 12.            SECURITY OWNERSHIP OF CERTAIN
                    -----------------------------
                   BENEFICIAL OWNERS AND MANAGEMENT
                   --------------------------------
The following table sets forth information regarding the beneficial ownership of the Company's common stock as of September 1, 2003, by those persons owning beneficially 5% or more of such shares, by each director, and by all executive officers and directors as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock which they own of record.

NAME AND ADDRESS OF            SHARES OF               PERCENTAGE OF
BENEFICIAL OWNER(1)            COMMON STOCK            COMMON STOCK
------------------             ------------            ------------
Jack E. Shaw (2)                 4,873,673                 49.4%

Robert C. Crawford                 199,391                  2.0%

Howard L. Morgan (3)             1,050,000                 10.6%

All Directors and Officers
as a Group (6 persons)           6,123,064                 62.1%

Samuel H. Jones, Jr.               500,000                  5.1%
US Route 40
Woodstown, NJ 08098

Jane Shaw (4)                      500,000                  5.1%
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

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------       ----------------------------------------------

The information required by this Item is set forth under Notes to Financial Statements "Related Party Transactions", page XX attached hereto.

Item 14                  CONTROLS AND PROCEDURES
-------                  -----------------------
Within the 90-day period prior to the filing of this report, Unitronix Corporation management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                   PART IV
                                   -------

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------
A.  The following documents are filed as a part of this report:

1.Financial Statements
  --------------------                                             PAGE
                                                                   ----
Report of Independent Accountants                                    1

Consolidated Balance Sheets at June 30, 2003 and 2002                2

Consolidated Statements of Operations
     - Years ended June 30, 2003, 2002 and 2001                      3

Consolidated Statements of Changes in Stockholders' Deficit
     -Years ended June 30, 2003, 2002 and 2001                       4

Consolidated Statements of Cash Flows
     - Years ended June 30, 2003, 2002 and 2001                      5

Notes to Consolidated Financial Statements                           6

2.Schedules
  ---------

SCHEDULE II - Valuation and Qualifying Accounts                     21
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

B.  Reports on Form 8-K

The Company filed a report on Form 8-K with the U.S. Securities and Exchange Commission on June 6, 2003, announcing mineral exploration agreements that the Company and Unitronix Exploration had signed with Noranda Incorporated and Inmet Mining Corporation.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITRONIX CORPORATION


                                         BY:/s/William C. Wimer
                                               ----------------
                                               William C. Wimer
                                               Vice President of Operations and
                                               Chief Financial Officer

DATED: September 29, 2003
       -------------------
Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                     POSITION                     DATE
---------                     --------                     ----

/s/Jack E. Shaw
------------------            Chairman of the Board       September 26, 2003
   Jack E. Shaw               of Directors

/s/Dale M. Hendrick
-------------------           President, Chief Executive  September 24, 2003
   Dale M. Hendrick           Officer and Director

/s/Robert C. Crawford
---------------------         Secretary/Treasurer and     September 26, 2003
   Robert C. Crawford         Director

/s/Howard L. Morgan
-------------------           Director                    September 21, 2003
   Howard L. Morgan


---------------------         Director
   Robert G. Sable

                         CERTIFICATIONS PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                ---------------------------------------------
CERTIFICATION
I, Dale M. Hendrick, certify that:

1. I have reviewed this annual report on Form 10-K of Unitronix Corporation;

2. Based on my knowledge, this annual report does not contain any untrue state-ment of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial infor-mation included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ Dale M. Hendrick                          September 24, 2003
     ----------------
     Dale M. Hendrick
     President and
     Chief Executive Officer
                                     20
CERTIFICATION
-------------
I, William C. Wimer, certify that:

1. I have reviewed this annual report on Form 10-K of Unitronix Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 /S/ William C. Wimer                            September 25, 2003
     ----------------
     William C. Wimer
     Vice President of Operations and
     Chief Financial Officer

                                     21


                             UNITRONIX CORPORATION
                             ---------------------
                              FINANCIAL STATEMENTS
                              --------------------
                          JUNE 30, 2003, 2002 AND 2001
                          ----------------------------





















































                            UNITRONIX CORPORATION
                            ---------------------

                              Table of Contents


                                                                  Page
                                                                  ----

Independent Auditors' Report                                        1

Exhibit A-Balance sheets as of June 30, 2003 and 2002               2

Exhibit B-Statements of operations for the years ended
          June 30, 2003, 2002, and 2001                             3

Exhibit C-Statements of changes in stockholders' deficit
          for the years ended June 30, 2003, 2002 and 2001          4

Exhibit D-Statements of cash flows for the years ended
          June 30, 2003, 2002 and 2001                              5

Notes to financial statements                                      6-20

Schedule II-Valuation and Qualifying Accounts                       21



































                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------

To the Board of Directors and Stockholders
Unitronix Corporation

In our opinion, the accompanying financial statements listed in the index appearing under Item 15(A)(1) on page 17 present fairly, in all material respects, the financial position of Unitronix Corporation at June 30, 2003, and 2002, and the results of its operations and its cash flows for the years ended June 30, 2003, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(A)(2) on page 18, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/Dan Clasby & Company

September 18, 2003



















                                    Page 1

                                                                                 Exhibit A
                                         UNITRONIX CORPORATION                   ---------
                                         ---------------------
                                             BALANCE SHEETS
                                             --------------
                                         June 30, 2003 and 2002
                                                 ASSETS
                                                 ------                      2003        2002
                                                                             ----        ----
Current assets:
   Cash                                                                   $  1,306    $ 12,192
   Accounts receivable, net of allowance for doubtful accounts of
   $340 and $1,865 at June 30, 2003 and 2002, respectively                  16,628      38,495
   Prepaid expenses and other current assets                                24,406       1,069
   Subscriptions receivable                                                    -        11,500
                                                                            ------      ------
                    Total current assets                                    42,340      63,256
Property and equipment, at cost less accumulated depreciation of $291,997
   and $315,574 at June 30, 2003 and 2002, respectively                        -           707
Other assets                                                                 1,921       2,971
                                                                           -------      ------
Total assets                                                              $ 44,261    $ 66,934
                                                                           =======     =======
                                  LIABILITIES AND STOCKHOLDERS' DEFICIT
                                  -------------------------------------
Current liabilities:
   Notes payable - related parties                                           60,000    715,774
   Accounts payable                                                         143,586    101,998
   Accrued expenses                                                          17,542     25,073
   Accrued interest - related parties                                           -      150,430
   Deferred revenue                                                          27,617     41,379
                                                                            -------    -------
                    Total current liabilities                               248,745  1,034,654
                                                                            -------    -------
   Long-term debentures, 10% convertible nonvoting; noncallable             948,558        -
   Long-term notes payable - related parties                                159,000    108,500
Commitments and contingencies
Series A preferred stock, $1 par value, 6% convertible nonvoting;
   authorized 1,000,000 shares; 956,728 issued and outstanding at
   June 30, 2003, and 2002, plus undeclared accumulated dividends of
   $229,616 at June 30, 2003, and 2002                                    1,186,344  1,186,344

Stockholders' deficit:
Common stock, no par value; authorized 100,000,000 shares at June 30,
   2003 and 14,000,000 shares at June 30, 2002; 9,866,918 shares issued and outstanding at June 30, 2003 and 9,643,718 issued and outstanding
   at June 30 2002                                                        3,517,738  3,487,912

Additional paid-in capital                                                    3,988      3,988
Accumulated deficit                                                      (6,020,112)(5,754,464)
                                                                         ----------  ---------
Total stockholders' deficit                                              (2,498,386)(2,262,564)
                                                                          ---------  ---------
Total liabilities and stockholders' deficit                               $  44,261  $  66,934
                                                                           ========    =======
  See accompanying notes to financial statements.

                                                  Page 2

                                                                                 Exhibit B
                                         UNITRONIX CORPORATION                   ---------
                                         ---------------------
                                       STATEMENTS OF OPERATIONS
                                 -------------------------------------
                                Years Ended June 30, 2003, 2002 and 2001
                                                             2003       2002        2001
                                                             ----       ----        ----
Revenue:
   Software licenses                                       $    -     $ 13,650   $ 15,556
   PRAXA software related services                          184,227    231,071    318,448
   Maps and related services                                    -          -       26,128
                                                          ---------    -------   ---------
                 Total revenue                              184,227    244,721    360,132
                                                          ---------   --------   ---------

Costs and expenses:
   Cost of PRAXA software related services                   76,198     98,215    116,510
   Cost of map production                                       -          -        2,894
   Mineral exploration project expenses                      93,493     76,477        -
   Geo-Sleuth software development costs                     51,172    167,769     41,221
   PRAXA selling expenses                                     6,922      7,372     20,611
   General and administrative                               149,772    162,454    389,902
                                                          ---------  ---------   ---------
                  Total costs and expenses                  377,557    512,287    571,138
                                                          ---------  ---------   ---------

Operating loss                                             (193,330)  (267,566)  (211,006)
Interest income (expense), net                              (72,335)   (66,567)   (56,193)
Other income (expense), net                                      17      3,400    214,286
                                                           --------   --------    --------
Loss before income taxes                                   (265,648)  (330,733)   (52,913)
                                                           --------   --------    --------
Provision for income taxes                                      -          -          -

Net loss                                                  $(265,648) $(330,733)  $(52,913)
                                                           ========   ========    ========
Basic and diluted net (loss) per share                       $(0.03)    $(0.03)    $(0.01)
                                                           ========   ========    ========
Shares used in computing basic and diluted net
   (loss) per share                                       9,671,233  9,643,718  9,643,718
                                                          =========  =========  =========

  See accompanying notes to financial statements.









                                               Page 3

                                                                                 Exhibit C
                                       UNITRONIX CORPORATION                     ---------
                                       ---------------------
                           STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                           ----------------------------------------------
                               Years Ended June 30, 2003, 2002 and 2001
                                 Common  Stock       Additional                  Total
                              Shares                  Paid-In    Accumulated  Stockholders'
                              Issued        Amount    Capital      Deficit      Deficit
                             ----------------------  ----------  -----------  ------------
Balance, June 30, 2000      9,643,718    $3,487,912    $48,150  $(5,256,010) $(1,719,948)

Net loss                                                            (52,913)     (52,193)

Return of capital contribution                         (42,160)                  (42,160)

Unpaid accumulated preferred dividends                              (57,404)     (57,404)

Amortization of preferred
 stock issuance costs                                   (1,100)                   (1,100)
                            ---------    ----------     -------   ---------    ----------
Balance, June 30, 2001      9,643,718    $3,487,912     $4,890  $(5,366,327) $(1,873,525)

Net loss                                                           (330,733)    (330,733)
Unpaid accumulated
 preferred dividends                                                (57,404)     (57,404)

Amortization of preferred
 stock issuance costs                                    (1,100)                  (1,100)

Capital contributions to
 subsidiaries                                               198                      198
                            ---------    ----------     -------   ---------    ---------
Balance, June 30, 2002      9,643,718    $3,487,912      $3,988 $(5,754,464) $(2,262,564)

Net loss                                                           (265,648)    (265,648)

Sale of shares                193,200        29,826                               29,826
                            ---------    ----------     -------   ---------    ---------
Balance, June 30, 2003      9,836,918    $3,517,738      $3,988 $(6,020,112) $(2,498,386)
                            =========     =========       =====  ===========  ===========










     See accompanying notes to financial statements.



                                       Page 4

                                                                                 Exhibit D
                                        UNITRONIX CORPORATION                    ---------
                                        ---------------------
                                       STATEMENTS OF CASH FLOWS
                                       ------------------------
                               Years Ended June 30, 2003, 2002 and 2001
                                                       2003           2002          2001
                                                       ----           ----          ----
Cash flows from operating activities:
Net loss                                          $(265,648)     $(330,733)      $(52,913)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation and amortization                         707          1,344          4,856
  Provision for bad debts                            (1,526)         2,767         (7,307)

(Increases) decreases in operating assets:
  Accounts receivable                                23,393          5,871         10,016
  Subscriptions receivable                           11,500        (11,500)           -
  Note receivable                                                   (1,827)       145,833
  Prepaid expenses and other current assets         (23,337)         2,902            368
  Other assets                                        1,050            (79)         1,436
Increases (decreases) in operating liabilities:
  Accounts payable                                   41,588         66,276        (70,931)
  Accrued expenses                                   (7,531)        (2,945)       (26,824)
  Accrued interest                                 (150,430)        67,565         48,384
  Deferred revenue                                  (13,762)        (5,475)       (30,983)
                                                     -------        -------       -------
Net cash provided (used) by operating activities   (383,996)      (205,834)        21,935
                                                    -------        -------        -------
Cash flows from investing activities:
  Sale of equipment                                     -              -              660
                                                     -------        -------       -------
Net cash provided (used) by investing activities        -              -              660
                                                     -------        -------       -------
Cash flows from financing activities:
  Capital contributions to subsidiaries                 -              198            -
  Proceeds from sale of common stock                 29,826            -              -
  Proceeds from borrowings                          999,058        217,730         86,051
  Repayments of borrowings                         (655,774)           -         (144,000)
                                                    -------        -------        -------
Net cash provided (used) by financing activities    373,110        217,928        (57,949)
                                                    -------        -------        -------
Net increase (decrease) in cash                     (10,886)        12,094        (35,354)
Cash at beginning of year                            12,192             98         35,452
                                                    -------        -------        -------
Cash at end of year                                  $1,306        $12,192            $98
                                                   ========       ========       ========

  See accompanying notes to financial statements.

                       UNITRONIX CORPORATION AND SUBSIDIARIES
                       --------------------------------------
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------

1. Summary of Significant Accounting Policies:
   ------------------------------------------
Basis of Presentation and Business
----------------------------------
The consolidated financial statements include the accounts of Unitronix Corp-oration ("the Company"), its wholly owned subsidiaries, 3936449 Canada, Inc. and 1522923 Ontario, Inc., which does business as Unitronix Mining and Exploration ("Unitronix Exploration"), and its former majority-owned subsidiaries, Inter-active Mining Technologies, LLC, and Enersource Mapping, Inc. All significant inter-company accounts and transactions have been eliminated.

Unitronix Corporation has historically been in the business of licensing PRAXA software, which operates on VAX and Alpha Computers which were manufactured by Digital Equipment Corporation and Compaq Computer Corporation, and providing software maintenance, training, consulting and custom programming services in conjunction with the PRAXA software. Because of the deficiencies of PRAXA and the projected costs of developing a new product for the highly competitive manufacturing system marketplace, the Company changed its focus so that it is now concentrating on developing products and services for use in the mineral exploration, mining and related industries. This business segment consists of the business of the Company's former majority owned subsidiary, Interactive Mining Technologies, LLC, which had partially developed a software tool to be used to evaluate certain types of geological formations for their potential mineral content. The Company also formed two subsidiaries to use the mineral potential analysis software tool to identify properties of merit for eventual joint venture or sale.

Interactive Mining Technologies ("IMT") had been the majority shareholder of EnerSource Mapping, Inc.("ESM"), a Canadian corporation that was engaged in producing and marketing tenement maps to the mining, exploration and investment communities. IMTs' shares of ESM were sold to Goldsat Mining, Inc., a Canadian corporation engaged in mineral exploration and development in Canada, who was the only other shareholder in both IMT and ESM.

The Company has continued to incur losses from operations and has a working capital deficit as of June 30, 2003 of $206,405, current notes payable of $60,000 and long-term notes payable of $159,000. In addition, it has convert-ible debentures outstanding with a face value of $948,558 which must be redeemed by the Company at par no later than July 15, 2008, unless redeemed for common shares of Company stock by the holder. All of the debentures and all but $12,500 of the notes are held by investment groups that include two directors of the Company. The debentures bear interest at a rate of 10% per annum and the notes are non-interest bearing.

During the quarter ended June 30, 2003, the Company and Unitronix Exploration signed agreements with Noranda Incorporated ("Noranda") and Inmet Mining Corporation ("Inmet"), both of which are Canadian mining companies, that allow Unitronix Exploration to purchase the mineral rights to certain properties located in the Sturgeon Lake area of Ontario that are currently owned by Noranda and Inmet, such properties being adjacent to or near properties that were staked by Unitronix Exploration in 2002. Unitronix Exploration can acquire the rights

                       UNITRONIX CORPORATION AND SUBSIDIARIES
                       --------------------------------------
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------
1. continued

to the Noranda properties by expending at least $2,500,000 (Canadian) for further exploration of the Noranda properties by December 31, 2005, and can acquire the rights to the Inmet properties by expending at least $1,000,000 (Canadian) for further exploration by April 30, 2006.

The Noranda agreement requires that Unitronix Exploration or the Company expends or commits to expend no less than $200,000 (Canadian) for further work on the optioned properties or the properties staked by Unitronix Exploration, by April 30, 2004. The agreement also requires that Unitronix Exploration or the Company conduct a Fugro-Megatem (electro magnetic) survey of the optioned properties and the properties staked by Unitronix Exploration. The survey and substantial follow-up analysis and mapping has been completed. Further analysis and interp-retation of the survey results and data supplied by Noranda was recommended by the geological engineer that is consulting on the project, and is now underway.

The Inmet agreement requires that Unitronix Exploration of the Company expends $100,000 (Canadian) for further work on the optioned property by April 30, 2004. If the expenditures are not made or committed as required by the Noranda and Inmet agreements, the Company risks being in breach of the agreements and could lose all rights to the optioned properties.

If Unitronix Exploration acquires the rights to the Noranda properties, Noranda will be entitled to a 1% NSR production royalty. If Unitronix Exploration acquires the rights to the Inmet properties, Inmet will be entitled to a 2% NSR production royalty. Both agreements provide for reacquisition of 51% interest in the properties by the optionors if they expend at least 200% of the amounts expended by Unitronix Exploration for further exploration and development of the properties, in which case the NSR royalties would no longer be applicable.

Unitronix Exploration has also assayed samples gathered from field work conducted on claims staked north-west of the Sturgeon Lake mining camp. These properties were staked as a result of findings from the use of the Geo-Sleuth mineral potential analysis tool. Additional interpretation of data from the field work is planned for the near future.

As a result of these agreements and the continuing decline in revenues from the PRAXA software business segment, additional financing is required in order to sustain the operations of the Company and its subsidiaries and to repay the notes. Management initiated a private placement offering of 2,750,000 shares of common stock at eighteen cents per share in June, 2003, to attempt to raise approximately $500,000 to be used for the exploration programs and general expenses. This effort raised only $23,916 through the sale of 133,200 shares. The Company is exploring other options to sell additional shares. There can be no assurances that the Company will succeed in selling additional shares of stock or be able to obtain financing in some other manner that will allow it to continue its operations. The financial statements do not include any adjust-ments that might result from these uncertainties.

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

Risks and Uncertainties
-----------------------
The Company is subject to risks common to companies in the high technology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, and protection of proprietary technology. The Company's subsidiaries are subject to the risks and uncertainties that prevail in the mineral exploration industry.

Economic Dependence
-------------------
In the fiscal year ended June 30, 2003, one customer accounted for 15.3% of the Company's total revenue. In the fiscal year ended June 30, 2002, one customer accounted for 11.5% of the Company's total revenue. In the fiscal year ended June 30, 2001, no one customer accounted for more than 10% of the Company's total revenue.

Revenue Recognition
-------------------
Effective December 31, 1997, the Company adopted Statement of Position 97-2 (Software Revenue Recognition) issued by the American Institute of Certified Public Accountants. This statement provides guidance on when revenue should be recognized, and in what amounts for licensing, selling, leasing or otherwise marketing computer software. Software revenue is generally recognized upon product shipment, provided that no significant vendor obligation exists and collection of the related receivable is deemed probable by management. Revenue from software maintenance contracts is recognized ratably over the contractual period, and other service revenue is generally recognized as the services are provided. There has been no revenue earned by the mineral exploration products and services and the mineral exploration business segments.

Software Costs
--------------
The Company capitalizes certain software costs after technological feasibility of the product has been established and ceases capitalization when the product is available for general release to customers. Costs incurred prior to the establishment of technological feasibility are charged to product development costs. Such costs are amortized on a straight-line basis over the estimated useful life of three years or the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. The Company did not capitalize any software costs for the years ended June 30, 2003, 2002 and

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
1. continued

2001. All software development costs that had been capitalized in prior years were completely amortized prior to the year ended June 30, 2001.

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

Basic and diluted net loss per share:
------------------------------------
                                                   For the Years Ended June 30,
                                                   ---------------------------
                                                    2003       2002       2001
                                                    ----       ----       ----
Numerator:
   Net loss                                     $(265,648) $(330,733)  $(52,913)
   Preferred dividends                                -          -          -
                                                 --------   -------   ---------
Income available to common shareholders         $(265,648) $(330,733)  $(52,913)
                                                =========  =========  =========

Denominator:
   Weighted average number of shares issued
      and outstanding                           9,671,233  9,643,718  9,643,718
   Assumed exercise of options reduced by the
      number of shares which could have been
      purchased with the proceeds of those options    -          -          -
   Assumed conversion of preferred stock              -          -          -
                                                ---------  ---------  ---------
Total shares                                    9,671,233  9,643,718  9,643,718
                                                ---------  ---------  ---------

Basic and diluted net loss per share            $   (.03)  $   (.03)  $   (.01)
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

Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years, for financial reporting, and accelerated methods for income taxes. Expenditures for repairs and maintenance which do not increase the useful life of the related assets are expensed as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated deprec-iation are removed from the accounts; any resulting gain or loss is credited or charged to income. No value has been assigned to the mineral claims staked by Unitronix Exploration.

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

                       UNITRONIX CORPORATION AND SUBSIDIARIES
                       --------------------------------------
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------

2. Sale and Dissolution of Former Subsidiaries
   -------------------------------------------
On April 27, 2001, Interactive Mining Technologies, LLC, (IMT) which at that time was a majority owned subsidiary of the Company, finalized the sale of its majority interest in Enersource Mapping, Inc., a Canadian corporation engaged in the production and marketing of tenant maps to the mineral exploration and related industries. IMT's shares in Enersource Mapping were sold to Goldsat Mining Inc., the minority shareholder in Enersource Mapping. IMT's interest in Enersource Mapping was sold because IMT management had determined that Enersource Mapping would not become profitable within a reasonable length of time. Included in the sale were IMT's rights to The Mining Exchange domain names and web sites. IMT was granted a one year promissory note for $200,000 Canadian ($136,000 U.S.) by Goldsat Mining with interest thereon at 6% per year. Goldsat also granted to IMT a warrant to purchase, within 13 months from the closing date of the sale, 1,000,000 common shares of Goldsat Mining at a price of $0.20 Canadian per share. Goldsat also committed to deliver to IMT 156,786 shares of the Company's common stock that had been granted to Glen and Sandra Jones for the purchase of the assets of G.E. Jones Enterprises in fiscal
2000, within 6 months of the closing date of the sale, or to issue to IMT 156,786 shares of Goldsat Mining stock in lieu thereof. Since Goldsat failed to deliver either the Unitronix stock that had been issued to Glen and Sandra Jones or an equal number of shares of Goldsat stock to IMT, the Company is considering taking steps to have the Unitronix stock returned directly from Glen and Sandra Jones.

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

In June, 2002, the Company's majority shareholder assigned a $10,230 note receivable from Goldsat Mining and accumulated interest thereon of $937.75 to the Company in exchange for a note and accrued interest thereon in the same amounts payable by the Company to the majority shareholder. After repeated

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
2. continued

attempts to obtain payment of the note, interest thereon and $3,400 that had been advanced to Goldsat by Unitronix were ignored by Goldsat, the Company opted to offset an amount payable to Goldsat by Unitronix from the dissolution of IMT against the note, interest and advances receivable from Goldsat, leaving $1,632.78 receivable by the Company from Goldsat. Because in all likelihood this indebtedness will never be paid by Goldsat, a reserve for bad debts was made for the full amount due.

3. Related Party Transactions:
   --------------------------
On October 27, 1993, the Company had entered into a one year agreement that had provided for its principal shareholder to lend up to $400,000 to the Company. This agreement was renewed for additional one year periods in 1994 and 1995, but expired on September 1, 1996, at which time the line of credit had been fully drawn down. During the period from September 1, 1996, until March 1, 2000, the principal shareholder continued to provide loans to the Company from time to time under the terms of the expired agreement, at which time a new lending agreement that provides for up to $1,000,000 in loans to the Company was signed. The new agreement expires on March 1, 2005, but can be renewed for successive one year periods at the option of the shareholder and the Company. At the time that the new lending agreement was signed, outstanding loans of $338,250 were owed to the principal shareholder by the Company. At June 30, 2003, the Company owed $531,960 in principal and accrued interest for loans that had been provided under the old and new lending agreements, all of which bear interest at the rate of 10% per annum.

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

In July, 1997, a loan of $200,000 was granted to the Company by the Carolina First Bank. The loan was secured by the pledge of all of the assets of the Company and by the personal guaranty and pledge of certain personal assets of the Company's principal shareholder. The loan was renewed on June 20, 1998, for $199,000 and again on July 28, 1999, for $199,000. On October 29, 1999, the
Company's principal shareholder personally repaid to the bank the principal and interest due, amounting to $203,202, thereby canceling and discharging all outstanding obligations from the Company to the bank and creating an obligation to the principal shareholder in the same amount. On that same date, the Company issued a note to the principal shareholder in the amount of $203,202, bearing interest at the rate of 10% per annum. At June 30, 2003, the Company owed $276,531 for principal and accrued interest for this loan. Although no assur-ances can be given, management believes that this shareholder does not intend to

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
3. continued

demand repayment of the debt and interest outstanding under this note or the lending agreement discussed above, in the foreseeable future.

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

Another shareholder of the Company had loaned a total of $108,500 to the Company as of June 30, 2003. These loans bear interest at 10% per annum. At June 30, 2003, the Company owed this shareholder $140,067 for the loans and accrued interest.

On June 30, 2003, with the approval of the Board of Directors and the two shareholders that had granted the loans to the Company, the demand notes and accrued interest thereon were converted into long-term convertible debentures. The principal amount of the loans and accrued interest totaled $948,558 at that time. The debentures must be redeemed by the Company at par no later than July 15, 2008, unless converted into common shares of Company stock by the holder on or before that date The debentures bear interest at a rate of 10% per annum, compounded quarterly, which will be added to the outstanding amount of the debentures.

As an incentive for the creditors to convert their notes and interest receivable to convertible debentures, the creditors were granted warrants to purchase a number of shares of the Company's common stock equal to the dollar amount of loans and accrued interest outstanding as of June 30, 2003, for twenty-five cents per share, such warrants expiring ninety days after the conversion of the debentures to common stock, or upon mandatory redemption of the debentures by the Company, unless sooner exercised. The creditors were also given a UCC-1 that will convey to them full ownership of the Geo-Sleuth mineral potential assessment tool in the event that the Company should default upon the debent-ures or file for bankruptcy. The conversion terms for the debentures are as follows:

          Conversion Date               Conversion Rate (Amount of debenture)
          ---------------               -------------------------------------
July 1, 2003 through June 30, 2004      Twenty-five cents ($0.25) per share
July 1, 2004 through June 30, 2005      Fifty cents ($0.50) per share
July 1, 2005 through June 30, 2006      Seventy-five cents ($0.75) per share
July 1, 2006 through June 30, 2008      One dollar ($1.00) per share

As of June 30, 2003, the two principal shareholders of the Company and invest-ment groups in which they participate had advanced $206,500 to Unitronix Explor-

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
3. continued

ation to be used to pay exploration and software development expenses. These loans, which are not callable and are non-interest bearing, are to be repaid only from profits of the subsidiaries. The Company has no obligation to make repayment if the subsidiary is unprofitable. As compensation for granting these loans to Unitronix Exploration, the investment groups were granted a total of 80% of any net profits realized by Unitronix Exploration from the properties that were staked in the Sturgeon Lake area in 2002.

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

4. Property and Equipment:
   ----------------------
The major classes of property and equipment are as follows:
                                                               June 30,
                                                           ---------------
                                                            2003       2002
                                                            ----       ----
   Computer equipment                                     $283,454   $299,218
   Office furniture and fixtures                             8,543     17,063
                                                           -------    -------
                                                           291,997    316,281
    Less:  accumulated depreciation                        291,997   (315,574)
                                                           -------    -------
                                                          $    -     $    707
                                                           =======    =======

Depreciation expense for the years ended June 30, 2003, 2002 and 2001 was $707, $1,344, and $1,855, respectively.

5. Income Taxes:
   ------------
The components of the deferred tax assets and liabilities as of June 30, 2003 and 2002 were as follows:
                                                         2003         2002
                                                         ----         ----
   Deferred tax assets:
      Net operating loss carryforwards                $2,748,714  $ 2,667,807
      Tax credits                                        197,252      197,252
      Other                                                7,189        7,189
                                                         ---------  ---------
         Subtotal                                      2,953,155    2,872,248

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
5. continued

   Deferred tax liabilities:
      Capitalized software costs                              -           -
      Net fixed assets                                        -           -
                                                         ---------  ---------
         Subtotal                                             -           -
                                                         ---------  ---------

   Valuation allowance                               $(2,953,155) $(2,872,248)
                                                       =========    =========
   Net deferred tax assets                                   -            -

The Company has established a valuation allowance for its net deferred tax assets due to the uncertainty surrounding their realization.

As of June 30, 2003, the Company has net operating loss carry forwards for federal income tax purposes of approximately $6,544,000 which expire from the years 2006 through 2023. The Company also has research and development credits for federal income tax purposes in the amount of $153,243 available to offset future income taxes. These credits expire from the years 2007 through 2012. Due to the Company's issuance of stock, the Company's use of its existing net operating loss carry-forwards may be restricted under Section 382 of the Internal Revenue Code.

A reconciliation of the provision for income taxes at the federal statutory income tax rate of 25% for the year ended June 30, 2003, 25% for the year ended June 30, 2002, and 15% for the year ended June 30, 2001, with the provision reflected in the financial statements is as follows:

                                                    2003       2002       2001
                                                    ----       ----       ----
Tax expense (benefit) at federal statutory
   income tax rate                                $(82,763) $(82,683)  $   580
State income taxes, net of federal benefit           1,756     1,646       380
Nondeductible business expenses                        100       100       100
Other                                                  -         -         -
Credits                                                -         -         -
Change in valuation allowance                       80,907    80,937     (1,060)
                                                   -------   -------    -------
Total tax provision                                    -         -          -
                                                 =========  ========    =======

6. Profit Sharing Plan:
   -------------------
The Company had a qualified profit-sharing plan that incorporated a "savings" feature under Section 401(k) of the Internal Revenue Code (IRC), which allowed participants to make contributions by salary reduction subject to annual compensation limits as defined by the IRC. Contributions under the profit-sharing feature of the plan were discretionary and determined annually by management. No contributions had been made to this plan for any year since 1989. All participation under the 401(k) feature of the plan had ceased as of

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
6. continued

February, 2002, after which time the Board of Directors voted to discontinue the plan in ins entirety because of the expenses being incurred to administer the plan. As of June 30, 2003, two former employees had funds remaining in the plan, which management is attempting to have transferred into rollover accounts.

 7. Commitments and Contingencies:
   -----------------------------
The Company currently occupies both of its offices as tenants at will. Total rental expense was $18,526, $18,484 and $50,757 for the years ended June 30, 2003, 2002 and 2001, respectively.

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

In October 1995, the FASB issued SFAS NO. 123, "Accounting for Stock-Based Compensation." SFAS NO. 123 is effective for periods beginning after December 15, 1995. SFAS NO. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS NO. 123 in 1996 and has applied APB Opinion 25 and related interpretations in accounting for its plans. Had compensation costs for the Company's stock-based compensation plan been determined and recognized based on the fair value at the grant dates as calculated in accordance with SFAS NO. 123, the Company's net loss for the years ended June 30, 2003, 2002 and 2001 would have been as follows:

                                      2003          2002          2001
                                      ----          ----          ----
                                    Net Loss      Net Loss      Net Loss
                                    --------      --------      --------
      Reported                    $(265,648)    $(330,733)     $(52,913)
      Pro forma                   $(265,648)    $(330,733)     $(52,913)

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the valuation of the options:

                              June 30, 2003     June 30, 2002     June 30, 2001

    Expected life               2 years            2 years               -
    Expected volatility           150%               150%                -
    Dividend yield                 -                  -                  -
    Risk-free interest rate       3.5%              4.62%                -

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
10. continued

During the years ended June 30, 2003 and 2002, options for 90,000 and 120,000 shares were granted respectively under the plan. No options were granted during the year ended June 30, 2001.
A summary of the status of the Company's stock option plan as of June 30, 2003, 2002, and 2001,and changes during each of the years then ended, is presented below:

                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                              Number of          Price per
                                               Shares               Share
                                              ---------          ---------

Options outstanding at June 30, 2000            375,000              0.125
Options granted                                       0                -
Options exercised                                     0                -
Options canceled                                (20,000)             0.125
                                                -------
Options outstanding at June 30, 2001            355,000              0.125
Options granted                                 120,000              0.200
Options exercised                                     0                -
Options canceled                                      0                -
                                                --------
Options outstanding at June 30, 2002            475,000              0.144
Options granted                                  90,000              0.380
Options exercised                                90,000              0.125
Options canceled                                 25,000              0.125
                                                --------
Options outstanding at June 30, 2003            450,000              0.196
                                                ========


There were 450,000 options exercisable as of June 30, 2003. The following table summarizes information about stock options outstanding at June 30, 2003

              Options Outstanding                        Options Exercisable
   ------------------------------------------------   -----------------------
                         Weighted-
                          Average       Weighted-                Weighted-
                         Remaining       Average                  Average
Exercise     Number     Contractual     Exercise       Number    Exercise
  Price   Outstanding      Life           Price      Exercisable   Price
--------  -----------   -----------     --------     ----------- ----------
$0.125      240,000     0.87 years      $0.125         240,000    $0.125
$0.200      120,000     0.77 years      $0.200         120,000    $0.200
$0.380       90,000     1.65 years      $0.380          90,000    $0.380

There are 440,000 options available for grant as of June 30, 2003.

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

   Reconciliation of Segment Information
   -------------------------------------

                                    2003          2002          2001
                                    ----          ----          ----

Manufacturing Software Licenses
    and Related Services

     Revenue                      $184,227      $244,721      $334,004
     Costs and expenses            140,428       154,619       197,945
                                  --------      --------     ---------
     Income (Loss) for segment      43,799        90,102       136,059

Mineral Exploration Products
    and Services:

     Revenue                           -             -          26,128
     Costs and expenses            102,392       245,677       373,193
                                  --------      --------     ---------
     Income for segment           (102,392)     (245,677)     (347,065)

                      UNITRONIX CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
11. continued
                                    2003          2002          2001
                                    ----          ----          ----
Mineral Exploration Activities

     Revenue                           -             -             -
     Costs and expenses            134,737       111,991           -
                                  --------      --------     ---------
     (Loss) for segment           (134,737)     (111,991)          -
                                   -------       -------       -------

Total income (loss) for segments $(193,330)    $(211,006)    $(331,522)
                                   =======      ========     =========

                       UNITRONIX CORPORATION AND SUBSIDIARIES
                       --------------------------------------
                    SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                    ---------------------------------------------

Col. A                          Col. B        Col. E     Col. D         Col. E
------                          ------        ------     ------         ------
                              Balance at    Charged to
                               Beginning     Costs and                Balance at
    Description              of Period      Expenses   Deductions* End of Period
    -----------              -----------    ---------- ----------  -------------
Year ended June 30, 2003:
   Allowance for doubtful
        accounts                 $1,865       $9,630    $(11,155)       $  340

Year ended June 30, 2002:
   Allowance for doubtful
        accounts                    925       24,538     (23,598)        1,865

Year ended June 30, 2001:
   Allowance for doubtful
       accounts                   8,232       15,456     (22,763)          925




*(Write-off) recovery of bad debts