Form 10-Q
period 2003-09-30
UNITRONIX CORP
filed 2003-11-12
CIK 835270

Form 10-Q
                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,866,918 shares of common stock, no par value, as of November 12, 2003

                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Consolidated Balance Sheets-
          September 30, 2003 and June 30, 2003                    3

Consolidated Statements of Income -
       Three Months Ended September 30, 2003 and 2002             4

Consolidated Statement of Changes in Stockholders' Deficit-
        Three Months Ended September 30, 2003                     5

Consolidated Statements of Cash Flows -
        Three Months Ended September 30, 2003 and 2002            6

Notes to Consolidated Financial Statements                        7

Item 2:

Management's Discussion and Analysis of Results of               11
Operations and Financial Condition for the Three Months
Ended September 30, 2003

Item 4:

Controls and Procedures                                          12

Part II.        OTHER INFORMATION                                12

Signatures                                                       13

Certifications                                                   14

                              UNITRONIX CORPORATION
                         PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
                          CONSOLIDATED BALANCE SHEETS
                                                        September 30,
                                                            2003       June 30,
                                                         (Unaudited)   2003 (1)
                                       ASSETS            -----------   --------
CURRENT ASSETS:
      Cash                                                 $12,180      $ 1,306
      Accounts receivable, net of allowance for doubtful
      accounts of $340 at September 30 and June 30, 2003     1,128       16,628
      Prepaid expenses and other current assets             16,051       24,406
                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                  29,359       42,340
Property and equipment, at cost less accumulated
depreciation of $241,997 at September 30 and
June 30, 2003, respectively                                    -            -
Other assets                                                 1,921        1,921
                                                        ----------      -------
TOTAL ASSETS                                               $31,280      $44,261
                                                         =========     ========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable - related parties                     $ 72,000     $ 60,000
      Accounts payable                                     191,964      143,586
      Accrued expenses                                      15,853       17,542
      Deferred revenue                                      25,461       27,617
                                                          --------      -------
      TOTAL CURRENT LIABILITIES                            305,278      248,745
                                                         ---------    ---------

Long-term notes payable - related parties                  159,000      159,000

Debentures, 10% convertible, held by related parties, due
June 30, 2008, plus accrued unpaid interest of $23,714
at September 30, 2003                                      972,272      948,558

COMMITMENTS AND CONTINGENCIES
Series A preferred stock, $1 par value, 6% convertible
   nonvoting; authorized 1,000,000 shares; 956,728
   issued and outstanding at September 30 and June 30,
   2003, plus undeclared accumulated dividends of
   $229,616 at September 30, and June 30, 2003           1,186,344    1,186,344
STOCKHOLDERS' DEFICIT:
Common stock, no par value; authorized 100,000,000
   shares; 9,836,918 shares issued and outstanding
   at September 30 and June 30, 2003                     3,517,738    3,517,738
Additional paid-in capital                                   3,988        3,988
Accumulated deficit                                     (6,113,340)  (6,020,112)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' DEFICIT                             (2,591,614)  (2,498,386)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $31,280      $44,261
                                                         =========     ========

(1) Derived from audited financial statements.
    See accompanying notes to financial statements.

                              UNITRONIX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                            Three Months Ended
                                                September 30,
                                              2003       2002
                                             ------     ------
REVENUE:
     PRAXA software related services        $32,079    $48,976
                                            -------    -------
TOTAL REVENUE                                32,079     48,976
                                            -------    -------
COSTS AND EXPENSES:
     Cost of PRAXA related services          23,956     19,073
     Mineral exploration project expense     49,007      9,070
     Predictive software development costs      -       30,182
     PRAXA selling expenses                     -        2,827
     General and administrative              28,633     30,006
                                            -------    -------
TOTAL COSTS AND EXPENSES                    101,596     91,158
                                            -------    -------
(LOSS) FROM OPERATIONS                      (69,517)   (42,182)
INTEREST INCOME (EXPENSE), NET              (23,711)   (17,922)
                                            -------    -------
(LOSS) BEFORE INCOME TAXES                  (93,228)   (60,104)
                                            -------    -------
PROVISION FOR INCOME TAXES                       -         -
                                            -------    -------
NET (LOSS)                                 $(93,228)  $(60,104)
                                            =======    =======
Basic and diluted net (loss) per share       $(0.01)    $(0.01)
                                            =======    =======
Shares used in computing basic and
   diluted net (loss) per share           9,836,918  9,643,718
                                            =======    =======

















See notes to financial statements.

                               UNITRONIX CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                   For the Three Months Ended September 30, 2003

                         Common Stock
                        --------------   Additional
                      Shares               Paid-in    Accumulated  Stockholders'
                      Issued      Amount   Capital      Deficit       Deficit
                      ------      ------   -------      -------       -------

Balance,
June 30, 2003       9,836,918  $3,517,738   $3,988    $(6,020,112) $(2,498,386)

Net (loss)                                                (93,228)     (93,228)
                    ---------   ---------   ------     ----------   -----------
Balance,
September 30, 2003  9,836,918  $3,517,738   $3,988    $(6,113,340) $(2,591,614)
                    =========   =========   ======     ===========  ===========










See notes to financial statements.

                               UNITRONIX CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                       2003            2002
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                          $(93,228)        $(60,104)

Adjustments to reconcile net income (loss)to net
      cash provided (used) by operating activities:
      Depreciation and amortization                      -                176
      Provision for bad debts                            -                506

Decreases (increases) in operating assets:
      Accounts receivable                             15,501           28,857
      Subscriptions receivable                           -             11,500
      Prepaid expenses and other current assets        8,355           (3,080)

Increases (decreases) in operating liabilities:
      Accounts payable                                48,378           13,856
      Accrued expenses                                (1,689)          (4,916)
      Accrued interest                                   -             17,922
      Deferred revenue                                (2,157)          (4,908)
                                                     -------          -------
Net cash provided (used) by operating activities     (24,840)            (191)
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                        35,714           10,000
      Repayments of borrowings                           -             (8,500)
                                                     -------          -------
Net cash provided by financing activities             35,714            1,500
                                                     -------          -------

Net increase (decrease) in cash                       10,874            1,309
Cash at beginning of period                            1,306           12,192
                                                     -------          -------
Cash at end of period                                $12,180          $13,501
                                                     =======          =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                            -                -
     Taxes                                               -                -





See notes to financial statements.

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Summary of Significant Accounting Policies:
   ------------------------------------------
Basis of Presentation
---------------------
The consolidated financial statements include the accounts of Unitronix Corp-oration and its wholly owned subsidiaries, 3936449 Canada, Inc. and 1522923 Ontario, Inc. which does business as Unitronix Mining and Exploration. All significant inter-company accounts and transactions have been eliminated.

Unitronix Corporation ("the Company") focuses on developing products and serv-ices for the mineral exploration and mining industries and, through two wholly owned subsidiaries, on mineral exploration activities. The mineral exploration products and services business segment consists of the business of the Company's former majority owned subsidiary, Interactive Mining Technologies, LLC, which had partially developed a mineral potential analysis software tool ("the tool"), which the Company continued to develop and test. The Company's mineral explor-ation subsidiaries use the tool to identify mining properties that may be of value for joint ventures or sale. Although marketing of the tool, now named Geo-Sleuth, has not commenced, Unitronix Mining and Exploration ("the Explor-ation Company") staked claims to 143 units in the Sturgeon Lake area of Ontario that Geo-Sleuth identified as meriting further examination.

Five investors, two of which are the Company's major shareholders, were granted an 80% interest in the net income from 82 of the Sturgeon Lake claims and an 80% interest in the ownership of 61 of the Sturgeon Lake claims in exchange for loans of $129,000 to the Exploration Company. The funds were used to pay expenses previously incurred in developing and testing Geo-Sleuth, to pay the costs of staking the claims to several of the Sturgeon Lake properties, and to pay for professional services associated with the exploration project. Sub-sequently, the Company's two major shareholders loaned an additional $30,000 to the Exploration Company to pay the costs of staking 240 additional units that are contiguous to the previously staked units, as recommended by the consulting geologists associated with the exploration project. The share-holders were granted a 75% interest in the 240 units in exchange for the loans. The same two shareholders also provided $72,000 in short term loans to the Exploration Company to fund exploration project activities.

The Company and the Exploration Company have agreements with Noranda Incorp-orated ("Noranda") and Inmet Mining Corporation ("Inmet"), both of which are international mining companies, that allow the Exploration Company to purchase the mineral rights to certain properties that are adjacent to or near the properties that the Exploration Company staked in the Sturgeon Lake area in 2002. The obligations and rights of the Company and the Exploration Company in satisfying these agreements are more fully delineated in the Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2003, that the Company filed with the U.S. Securities and Exchange Commission

The Company has historically been in the business of licensing its PRAXA manu-facturing resource planning software, which operates on VAX and Alpha computers that were previously manufactured by Digital Equipment Corporation and Compaq Computer Corporation, and providing software maintenance, training, consulting and custom programming services in conjunction with the PRAXA software. The attempts to sell the PRAXA business segment have not succeeded, so the Company will develop a plan to dispose of the business in the future.

                                     7
                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
1. continued

The accompanying financial statements are unaudited. In the opinion of manage-ment, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented, have been made. The result of operations for interim periods are not necessarily indicative of the operating results for the full year.
The Company has continued to incur losses from operations and has a working capital deficit of $273,998, notes payable to its principal shareholders of $219,000 and convertible debentures payable that mature in 2008 of $972,272, as of September 30, 2003. Management believes that additional financing is needed to sustain the Company's operations and repay the notes and the debentures. Management also believes that future income from the mining claims owned by the Exploration Company and the claims that may be purchased from Noranda and Inmet may eventually provide it with the means to generate revenues sufficient to sustain its operations and repay its debt.

The Company plans to raise additional funds from new and existing investors. It is also attempting to sell the PRAXA software sales and support business. There can be no assurance that the Company will succeed in obtaining the financing needed to continue its operations. The financial statements do not include any adjustments that might result from these uncertainties.

Footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2003 Annual Report on Form 10-K.

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

                                                     Three Months Ended
                                                        September 30,
                                                    ------------------
                                                      2003        2002
Numerator:                                            ----        ----
  Net (loss)                                      $(93,228)   $(60,104)
  Preferred dividend                                     0           0
                                                  --------     -------
(Loss) available to common shareholders           $(93,228)   $(60,104)
                                                  ========     =======

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
2 continued
                                                     Three Months Ended
                                                        September 30,
                                                    ------------------
                                                      2003        2002
                                                     ----        ----
Denominator:
  Weighted average number of shares issued
   and outstanding                               9,836,918   9,643,718
  Assumed exercise of options reduced by the
   number of shares which would have been pur-
   chased with the proceeds of those options           -           -
  Assumed conversion of preferred stock                -           -
  Assumed conversion of convertible debentures         -           -
                                                 ---------   ---------
Total shares                                     9,836,918   9,643,718
                                                 =========  ==========
Basic and diluted net (loss) per share              $(0.01)     $(0.01)
                                                 =========   =========

As a result of a net loss for all periods presented, common stock equivalents for the assumed exercise of options and conversion of preferred shares and convertible debentures are not included in the calculation of weighted average shares since their effect would be antidilutive.

The number of stock options and warrants outstanding was 3,184,164, the number of potential shares resulting from the exercise of convertible preferred stock was 956,728 and the number of potential shares resulting from the exercise of convertible debentures was 3,889,088, as of September 30, 2003.

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

A summary of the segment information for the three months ended September 30, 2003 and 2002 is presented below.

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
3. continued
                                                Three Months Ended
                                                   September 30,
                                                ------------------
                                                 2003        2002
                                                 ----        ----
Manufacturing software licenses
     and related services:
     Revenue                                   $32,079     $48,976
     Costs and expenses                         23,956      32,642
                                              --------     -------
     Income (loss) for segment                   8,123      16,334
                                              --------     -------
Mineral exploration products
     and services:
     Revenue                                       -           -
     Costs and expenses                            -        45,005
                                              --------     -------
     Income for segment                            -       (45,005)
                                              --------     -------
Mineral exploration activities:
     Revenue                                       -           -
     Costs and expenses                         77,640      13,511
                                              --------     -------
     Income for segment                        (77,640)    (13,511)
                                              --------     -------
Total income (loss) for segments              $(69,517)   $(42,182)
                                              ========     =======

4. Related Party Transactions
   --------------------------

During the quarter ended September 30, 2003, the Companies major shareholder loaned $12,000 to the Exploration Company to fund exploration project activities.

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

FORWARD LOOKING STATEMENTS
--------------------------
In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS
---------------------

First Quarter Ended September 30, 2003, Compared to the First Quarter Ended
---------------------------------------------------------------------------
September 30, 2002
------------------

Revenue for the period ended September 30, 2003, decreased by 35% from the like period in 2002. The only revenue realized in both quarterly periods was from PRAXA related services. PRAXA customers are continuing to migrate to more current manufacturing management software, resulting in decreased demand for support services. Management anticipates that this trend will continue as the Company has no plans to enhance the PRAXA software or to develop or acquire another manufacturing software product. The mineral exploration project and the exploration products and services business sectors have not generated any revenue to date, and it cannot be projected with any certainty when and if these business sectors may generate revenue.

The cost of providing the PRAXA related services decreased by 27% from the quarter ended September 30, 2002 to the quarter ended September 30, 2003, which was in line with the decrease in revenue from this sector. No develop-ment costs for the Geo-Sleuth software and no PRAXA selling expenses were incurred in the quarter ended September 30, 2003. Mineral exploration project expenses incurred by the Exploration Company increased significantly from the 2002 period to the 2003 period, because of costs associated with exploration activities in the Sturgeon Lake area. General and administrative expenses were 5% lower in the 2003 period than in the 2002 period. The increase of 11% in total costs and expenses and the decrease in revenue from the period ended September 30, 2002, to the period ended September 30, 2003, resulted in an increase of 65% in the loss from operations in the 2003 period.

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
                                 (continued)

Liquidity and Capital Resources
-------------------------------

As of September 30, 2003, the working capital deficit was $273,998 as compared to a deficit of $206,405 at June 30, 2003. The increased deficit is due to lower accounts receivable and prepaid expenses and other current assets and higher accounts payable.

Management projects that capital from sources other than operations will be required to fund the operations of the Exploration Company and to bring its mineral potential analysis tool, Geo-Sleuth, to market. The Company was able to raise less than 5% of its objective of $500,000 through a private placement offering of the Company's stock. It is currently assessing other means to raise additional funds. There can be no assurance that the Company will be able to raise additional funds and failure to do so may have a material adverse impact on the Company's business and operations.

Item 4. Controls and Procedures
        -----------------------

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


                                       Unitronix Corporation
Date: November 12, 2003
                                       By: /s/William C. Wimer
                                           -------------------
                                           William C. Wimer
                                           Vice President of Operations and
                                           Chief Financial Officer

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

Date: November 6, 2003



/s/Dale M. Hendrick
----------------------



Dale M. Hendrick
President and
Chief Executive Officer

                                     14
                                 CERTIFICATION
I, William C. Wimer, certify that:

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

Date: November 6, 2003


/s/William C. Wimer
----------------------



William C. Wimer
Vice President of Operations and
Chief Financial Officer




                                     15