Form 10-Q
period 2003-12-31
UNITRONIX CORP
filed 2004-02-13
CIK 835270

Form 10-Q
                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 2003
                              -------------------------.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,866,918 shares of common stock, no par value, as of February 9, 2004

                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Consolidated Balance Sheets-
           December 31, 2003 and June 30, 2003                    3

Consolidated Statements of Income -
        Three Months Ended December 31, 2003 and 2002
        and Six Months Ended December 31, 2003 and 2002           4

Consolidated Statement of Changes in Stockholders' Deficit-
           Six Months Ended December 31, 2003                     5

Consolidated Statements of Cash Flows -
           Six Months Ended December 31, 2003 and 2002            6

Notes to Consolidated Financial Statements                        7


Item 2:

Management's Discussion and Analysis of Results of               11
Operations and Financial Condition for the Three Months
Ended December 31, 2003 and the Six Months Ended
December 31, 2003

Item 4:

Controls and Procedures                                          13


Part II.        Other Information                                13

Signatures                                                       14

Certifications                                                   15

                              UNITRONIX CORPORATION
                         PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
                          CONSOLIDATED BALANCE SHEETS
                                                         December 31,
                                                            2003       June 30,
                                                         (Unaudited)   2003 (1)
                                       ASSETS            -----------   --------
CURRENT ASSETS:
      Cash                                                  $6,526       $1,306
      Accounts receivable, net of allowance for doubtful
      accounts of $340 at December 31 and
      June 30, 2003,                                         1,494       16,628
      Prepaid expenses and other current assets              1,092       24,406
                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                   9,112       42,340
Property and equipment, at cost less accumulated
depreciation of $291,997 at December 31 and
June 30, 2003                                                  -            -
Other assets                                                 1,921        1,921
                                                        ----------      -------
TOTAL ASSETS                                               $11,033      $44,261
                                                         =========     ========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable - related parties                      $72,000      $60,000
      Accounts payable                                     186,214      143,586
      Accrued expenses                                      12,209       17,542
      Deferred revenue                                      16,168       27,617
                                                          --------      -------
      TOTAL CURRENT LIABILITIES                            286,591      248,745
                                                         ---------    ---------

LONG-TERM CONVERTIBLE DEBENTURES, 10%, NONCALLABLE         996,579      948,558
LONG TERM NOTES PAYABLE-RELATED PARTIES                    159,000      159,000

COMMITMENTS AND CONTINGENCIES
Series A preferred stock, $1 par value, 6% convertible
   nonvoting; authorized 1,000,000 shares; 956,728 issued
   and outstanding at December 31 and June 30, 2003,
   plus undeclared accumulated dividends of $229,616
   at December 31 and June 30, 2003                      1,186,344    1,186,344
STOCKHOLDERS' DEFICIT:
Common stock, no par value; authorized 100,000,000
   Shares; 9,866,918 shares and 9,836,918 shares
   issued and outstanding at December 31 and
   June 30, 2003, respectively                           3,523,138    3,517,738
Additional paid-in capital                                   3,988        3,988
Accumulated deficit                                     (6,144,607)  (6,020,112)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' DEFICIT                             (2,617,481)  (2,498,386)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $11,033      $44,261
                                                         =========     ========

(1) Derived from audited financial statements.
    See accompanying notes to financial statements.

                              UNITRONIX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                         Three Months Ended    Six Months Ended
                                             December 31,        December 31,
                                           2003       2002     2003       2002
                                          ------     ------   ------     ------
REVENUE:
   PRAXA software related services       $30,102    $56,806  $62,181   $105,782
                                         -------    -------  -------    -------
TOTAL REVENUE                             30,102     56,806   62,181    105,782
                                         -------    -------  -------    -------
COSTS AND EXPENSES:
   Cost of PRAXA related services         19,856     26,785   43,812     45,858
   Mineral exploration project expenses    1,042     12,154   50,049     21,224
   Predictive software development costs     -       16,916      -       47,098
   PRAXA selling expenses                    -        2,457      -        5,284
   General and administrative             16,164     28,831   44,797     58,837
                                         -------    -------  -------    -------
TOTAL COSTS AND EXPENSES                  37,062     87,143  138,658    178,301
                                         -------    -------  -------    -------
(LOSS) FROM OPERATIONS                    (6,960)   (30,337) (76,477)   (72,519)
INTEREST INCOME (EXPENSE), NET           (24,307)   (18,124) (48,018)   (36,046)
                                         -------    -------  -------    -------
INCOME (LOSS) BEFORE INCOME TAXES        (31,267)   (48,461)(124,495)  (108,565)
                                         -------    -------  -------    -------
PROVISION FOR INCOME TAXES                     0          0        0          0
                                         -------    -------  -------    -------
NET INCOME (LOSS)                       $(31,267)  $(48,461)$(124,495)$(108,565)
                                         =======    =======   =======   =======
Basic and diluted net loss per share      $(0.00)    $(0.01)   $(0.01)   $(0.01)
                                         =======    =======   =======   =======
Shares used in computing basic and
   diluted net loss per share          9,866,918  9,643,718 9,851,918 9,643,718
                                         =======    =======   =======   =======

















See notes to financial statements.

                               UNITRONIX CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                      For the Six Months Ended December 31, 2003

                         Common Stock
                        --------------   Additional
                      Shares               Paid-in    Accumulated  Stockholders'
                      Issued      Amount   Capital      Deficit       Deficit
                      ------      ------   -------      -------       -------

Balance,
June 30, 2003       9,836,918  $3,517,738   $3,988    $(6,020,112) $(2,498,386)

Net (loss)                                               (124,495)    (124,495)

Sale of shares         30,000       5,400                                5,400
                    ---------   ---------   ------     ----------   -----------
Balance,
December 31, 2003   9,866,918  $3,523,138   $3,988    $(6,144,607) $(2,617,481)
                    =========   =========   ======     ===========  ===========










See notes to financial statements.

                               UNITRONIX CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                  Six Months Ended December 31,
                                                --------------------------------
                                                       2003            2002
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                  $(124,495)       $(108,565)

Adjustments to reconcile net income (loss)to net
      Cash provided (used) by operating activities:
      Depreciation and amortization                      -                353

Decreases (increases) in operating assets:
      Accounts receivable                             15,134           19,628
      Subscriptions receivable                           -             11,500
      Prepaid expenses and other current assets       23,314           (1,979)
      Other assets                                       -                800

Increases (decreases) in operating liabilities:
      Accounts payable                                42,628           11,631
      Accrued expenses                                (5,333)           2,194
      Accrued interest                                   -             36,065
      Deferred revenue                               (11,449)         (15,305)
                                                     -------          -------
Net cash provided (used) by operating activities     (60,201)         (43,678)
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common shares              5,400              -
      Proceeds from borrowings                        60,021           31,803
                                                     -------          -------
Net cash provided by financing activities             65,421           31,803
                                                     -------          -------
Net increase (decrease) in cash                        5,220          (11,875)
Cash at beginning of period                            1,306           12,192
                                                     -------          -------
Cash at end of period                                 $6,526             $317
                                                     =======          =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                            -                -
     Taxes                                               -                -





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

                                     7
                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
1. continued

The accompanying financial statements are unaudited. In the opinion of manage-ment, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented, have been made. The result of operations for interim periods are not necessarily indicative of the operating results for the full year.
The Company has continued to incur losses from operations and has a working capital deficit of $277,479, notes payable to its principal shareholders of $231,000 and convertible debentures payable that mature in 2008 of $996,579, as of December 31, 2003. Management believes that additional financing is needed to sustain the Company's operations and repay the notes and the debentures. Management also believes that future income from the mining claims owned by the Exploration Company and the claims that may be purchased from Noranda and Inmet may eventually provide it with the means to generate revenues sufficient to sustain its operations and repay its debt.

The Company plans to raise additional funds from new and existing investors by selling shares in its Unitronix Exploration subsidiary. There can be no assurance that the Company will succeed in obtaining the financing needed to continue its operations. The financial statements do not include any adjust-ments that might result from these uncertainties.

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

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
2 continued

                                       Three Months Ended    Six Months Ended
                                          December 31,          December 31,
                                       ------------------    -----------------
                                        2003        2002      2003       2002
                                        ----        ----      ----       ----
Numerator:
  Net (loss)                         $(31,267)   $(48,461) $(124,495) $(108,565)
  Preferred dividend                        0           0          0          0
                                     --------     -------    -------    -------
(Loss) available to
   common shareholders               $(31,267)   $(48,461) $(124,495) $(108,565)
                                     ========     =======   ========   ========
Denominator:
  Weighted average number of shares
   issued and outstanding           9,866,918   9,643,718  9,851,918  9,643,718
  Assumed exercise of options
   reduced by the number of shares
   which would have been purchased
   with the proceeds of those options     -           -          -          -
  Assumed conversion of preferred stock   -           -          -          -
  Assumed conversion of debentures        -           -          -          -
                                    ---------   ---------  ---------  ---------
Total shares                        9,866,918   9,643,718  9,851,918  9,643,718
                                    =========  ==========  =========  =========
Basic and diluted net
   (loss) per share                    $(0.00)     $(0.01)    $(0.01)    $(0.01)
                                    =========   =========  =========  =========

As a result of a net loss for all periods presented, common stock equivalents for the assumed exercise of options and conversion of preferred shares and convertible debentures are not included in the calculation of weighted average shares since their effect would be antidilutive.

The number of stock options and warrants outstanding was 3,319,164, the number of potential shares resulting from the exercise of convertible preferred stock was 956,728 and the number of potential shares resulting from the conversion of convertible debentures was 3,986,316, as of December 31, 2003.

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

A summary of the segment information for the three and six month periods ended December 31, 2003 and 2002 is presented below.

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
3. continued
                                          Three Months Ended   Six Months Ended
                                             December 31,        December 31,
                                          ------------------   ----------------
                                           2003        2002     2003       2002
                                           ----        ----     ----       ----
Manufacturing software licenses
     and related services:
     Revenue                             $30,102     $56,806  $62,181  $105,782
     Costs and expenses                   19,856      38,853   43,812    71,495
                                        --------     -------  -------   -------
     Income (loss) for segment            10,246      17,953   18,369    34,287
                                        --------     -------  -------   -------
Mineral exploration products
     and services:
     Revenue                                 -           -        -         -
     Costs and expenses                      -        26,526      -      71,531
                                        --------     -------  -------   -------
     Income for segment                      -       (26,526)     -     (71,531)
                                        --------     -------  -------   -------
Mineral exploration activities:
     Revenue                                 -           -        -         -
     Costs and expenses                   17,206      21,764   94,846    35,275
                                        --------     -------  -------   -------
     Income for segment                  (17,206)    (21,764) (94,846)  (35,275)
                                        --------     -------  -------   -------
Total income (loss) for segments         $(6,960)   $(30,337) (76,477)  (72,519)
                                        ========     =======  =======   =======

4. Related Party Transactions
   --------------------------

During the quarter ended December 31, 2003, two of the Companies major share-holders loaned $24,307 to the Company by deferring the interest due them on the convertible debentures for the quarter ended December 31, 2003, and increasing the principal value of the debentures by that amount.

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

RESULTS OF OPERATIONS
---------------------

Second Quarter Ended December 31, 2003, Compared to the Second Quarter Ended
----------------------------------------------------------------------------
December 31, 2002
-----------------

Revenue for the period ended December 31, 2003, decreased by 47% from the like period in 2002. The only revenue realized in both quarterly periods was from PRAXA related services. PRAXA customers are continuing to migrate to more current manufacturing management software, resulting in decreased demand for support services. Management anticipates that this trend will continue as the Company has no plans to enhance the PRAXA software or to develop or acquire another manufacturing software product. The mineral exploration project and the exploration products and services business sectors have not generated any revenue to date, and it cannot be projected with any certainty when and if these business sectors may generate revenue.

The cost of providing the PRAXA related services decreased by 26% from the quarter ended December 31, 2002 to the quarter ended December 31, 2003, which was in line with the decrease in revenue from this sector. No develop-ment costs for the Geo-Sleuth software and no PRAXA selling expenses were incurred in the quarter ended December 31, 2003. Mineral exploration project expenses incurred by the Exploration Company decreased significantly from the 2002 period to the 2003 period, because the next stage of the exploration activities in the Sturgeon Lake area have not started. General and admin-istrative expenses were 44% lower in the 2003 period than in the 2002 period due to decreased personnel and consulting expenses. The decrease of 57% in total costs and expenses and the decrease in revenue from the period ended December 31, 2002, to the period ended December 31, 2003, resulted in a decrease of 77% in the loss from operations in the 2003 period.

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
                                 (continued)

Six Months Ended December 31, 2003, Compared to the Six Months Ended
--------------------------------------------------------------------
December 31, 2002
-----------------

Revenue for the six month period ended December 31, 2003, decreased by 41% from the like period in 2002. The only revenue realized in both periods was from PRAXA related services. Management anticipates that this trend will continue as PRAXA customers migrate to other manufacturing systems since the Company has no plans to provide further enhancements to the PRAXA software. The mineral exploration project and the exploration products and services business sectors have not generated any revenue to date, and it cannot be projected with any certainty when and if these business sectors may generate revenue.

The cost of providing the PRAXA related services decreased by 41% from the six month period ended December 31, 2002 to the period ended December 31, 2003, which was in line with the decrease in revenue from this sector. No develop-ment costs for the Geo-Sleuth software and no PRAXA selling expenses were incurred in the six months ended December 31, 2003. Mineral exploration project expenses incurred by the Exploration Company increased by 136% from the 2002 period to the 2003 period, because of expenses incurred during the first quarter of the current fiscal year for the exploration activities in the Sturgeon Lake area. General and administrative expenses were 24% lower in the 2003 period than in the 2002 period due to decreased personnel and consulting expenses. The decrease of 22% in total costs and expenses and the decrease in revenue from the six months ended December 31, 2002, to the six months ended December 31, 2003, resulted in an increase of 6% in the loss from operations in the 2003 period.


Liquidity and Capital Resources
-------------------------------

As of December 31, 2003, the working capital deficit was $277,479 as compared to a deficit of $206,405 at June 30, 2003. The increased deficit is due to lower accounts receivable and prepaid expenses and other current assets and higher accounts payable and current notes payable to related parties.

Management projects that capital from sources other than operations will be required to fund the operations of the Exploration Company and to bring its mineral potential analysis tool, Geo-Sleuth, to market. The Company is currently assessing ways to raise additional funds, including the feasibility of selling shares in the Exploration Company to new investors. There can be no assurance that the Company will be able to raise additional funds and failure to do so may have a material adverse impact on the Company's business and operations.

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


                                       Unitronix Corporation
Date: February 12, 2004
                                       By: /s/William C. Wimer
                                           -------------------
                                           William C. Wimer
                                           Vice President of Operations and
                                           Chief Financial Officer

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

Date: February 10, 2004                         /s/Dale M. Hendrick
                                                ----------------------
                                                   Dale M. Hendrick
                                                   President and
                                                   Chief Executive Officer

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

Date: February 12, 2004                       /s/William C. Wimer
                                              ----------------------
                                              William C. Wimer
                                              Vice President of Operations and
                                              Chief Financial Officer
                                      16