Form 10-Q
period 2004-03-31
UNITRONIX CORP
filed 2004-05-10
CIK 835270

Form 10-Q
                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2004
                              -------------------------.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
9,891,918 shares of common stock, no par value, as of April 30, 2004

                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. Financial Information (Unaudited)

Item 1:

Consolidated Balance Sheets-
              March 31, 2004 and June 30, 2003                    3

Consolidated Statements of Income -
        Three Months Ended March 31, 2004 and 2003
        and Nine Months Ended March 31, 2004 and 2003             4

Consolidated Statement of Changes in Stockholders' Deficit-
           Nine Months Ended March 31, 2004                       5

Consolidated Statements of Cash Flows -
           Nine Months Ended March 31, 2004 and 2003              6

Notes to Consolidated Financial Statements                        7


Item 2:

Management's Discussion and Analysis of Results of               11
Operations and Financial Condition for the Three Months
Ended March 31, 2004 and the Nine Months Ended March 31, 2004

Item 4:

Controls and Procedures                                          13


Part II.        Other Information                                13

Signatures                                                       14

Certifications                                                   15

                              UNITRONIX CORPORATION
                         PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
                          CONSOLIDATED BALANCE SHEETS
                                                          March 31,
                                                            2004       June 30,
                                                         (Unaudited)   2003 (1)
                                       ASSETS            -----------   --------
CURRENT ASSETS:
      Cash                                                 $38,449       $1,306
      Accounts receivable, net of allowance for doubtful
      accounts of $340 at March 31, 2004 and
      June 30, 2003,                                         1,040       16,628
      Prepaid expenses and other current assets                297       24,406
                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                  39,786       42,340
Property and equipment, at cost less accumulated
depreciation of $291,997 at March 31, 2004 and
June 30, 2003                                                  -            -
Other assets                                                 4,421        1,921
                                                        ----------      -------
TOTAL ASSETS                                               $44,207      $44,261
                                                         =========     ========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable - related parties                     $122,000      $60,000
      Accounts payable                                     177,925      143,586
      Accrued expenses                                      12,068       17,542
      Deferred revenue                                      15,670       27,617
                                                          --------      -------
      TOTAL CURRENT LIABILITIES                            327,663      248,745
                                                         ---------    ---------

LONG-TERM CONVERTIBLE DEBENTURES, 10%, NONCALLABLE       1,021,493      948,558
LONG TERM NOTES PAYABLE-RELATED PARTIES                    159,000      159,000

COMMITMENTS AND CONTINGENCIES
Series A preferred stock, $1 par value, 6% convertible
   nonvoting; authorized 1,000,000 shares; 956,728 issued
   and outstanding at March 31, 2004, and June 30, 2003,
   plus undeclared accumulated dividends of $229,616
   at March 31, 2004, and June 30, 2003                  1,186,344    1,186,344
STOCKHOLDERS' DEFICIT:
Common stock, no par value; authorized 100,000,000
   shares; 9,891,918 shares and 9,836,918 shares
   issued and outstanding at March 31, 2004, and
   June 30, 2003, respectively                           3,526,263    3,517,738
Additional paid-in capital                                   3,988        3,988
Accumulated deficit                                     (6,180,544)  (6,020,112)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' DEFICIT                             (2,650,293)  (2,498,386)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $44,207      $44,261
                                                         =========     ========

(1) Derived from audited financial statements.
    See accompanying notes to financial statements.

                              UNITRONIX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                         Three Months Ended   Nine Months Ended
                                              March 31,           March 31,
                                           2004       2003     2004       2003
                                          ------     ------   ------     ------
REVENUE:
   PRAXA software related services       $28,204    $42,314  $90,385   $148,095
                                         -------    -------  -------    -------
TOTAL REVENUE                             28,204     42,314   90,385    148,095
                                         -------    -------  -------    -------
COSTS AND EXPENSES:
   Cost of PRAXA related services         17,306     17,099   61,118     62,957
   Mineral exploration project expenses    5,550     17,384   55,599     38,608
   Predictive software development costs     -        4,074      -       51,172
   PRAXA selling expenses                    -          819      -        6,103
   General and administrative             16,371     52,310   61,168    111,147
                                         -------    -------  -------    -------
TOTAL COSTS AND EXPENSES                  39,227     91,686  177,885    269,987
                                         -------    -------  -------    -------
(LOSS) FROM OPERATIONS                   (11,023)   (49,372) (87,500)  (121,892)
INTEREST INCOME (EXPENSE), NET           (24,914)   (18,145) (72,932)   (54,191)
                                         -------    -------  -------    -------
(LOSS) BEFORE INCOME TAXES               (35,937)   (67,517)(160,432)  (176,083)
                                         -------    -------  -------    -------
PROVISION FOR INCOME TAXES                     0          0        0          0
                                         -------    -------  -------    -------
NET INCOME (LOSS)                       $(35,937)  $(67,517)$(160,432)$(176,083)
                                         =======    =======   =======   =======
Basic and diluted net loss per share      $(0.00)    $(0.01)   $(0.02)   $(0.02)
                                         =======    =======   =======   =======
Shares used in computing basic and
   diluted net loss per share          9,883,402  9,643,718 9,862,336 9,643,718
                                         =======    =======   =======   =======

















See notes to financial statements.

                               UNITRONIX CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                       For the Nine Months Ended March 31, 2004

                         Common Stock
                        --------------   Additional
                      Shares               Paid-in    Accumulated  Stockholders'
                      Issued      Amount   Capital      Deficit       Deficit
                      ------      ------   -------      -------       -------

Balance,
June 30, 2003       9,836,918  $3,517,738   $3,988    $(6,020,112) $(2,498,386)

Net (loss)                                               (160,432)    (160,432)

Sale of shares         55,000       8,525                                8,525
                    ---------   ---------   ------     ----------   -----------
Balance,
March 31, 2004      9,891,918  $3,526,263   $3,988    $(6,180,544) $(2,650,293)
                    =========   =========   ======     ===========  ===========










See notes to financial statements.

                               UNITRONIX CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                   Nine Months Ended March 31,
                                                --------------------------------
                                                       2004            2003
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                  $(160,432)       $(176,083)

Adjustments to reconcile net income (loss)to net
      Cash provided (used) by operating activities:
      Depreciation and amortization                      -                530
      Provision for bad debts                            -             (1,784)

Decreases (increases) in operating assets:
      Accounts receivable                             15,588           36,916
      Subscriptions receivable                           -             11,500
      Prepaid expenses and other current assets       24,109              (94)
      Other assets                                    (2,500)             800

Increases (decreases) in operating liabilities:
      Accounts payable                                34,339           29,160
      Accrued expenses                                (5,474)          (8,167)
      Accrued interest                                   -             54,210
      Deferred revenue                               (11,947)         (23,443)
                                                     -------          -------
Net cash provided (used) by operating activities    (106,317)         (76,455)
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common shares              8,525           11,250
      Proceeds from borrowings                       134,935          169,000
                                                     -------          -------
Net cash provided by financing activities            143,460           71,750
                                                     -------          -------
Net increase (decrease) in cash                       37,143           (4,705)
Cash at beginning of period                            1,306           12,192
                                                     -------          -------
Cash at end of period                                $38,449           $7,487
                                                     =======          =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                            -                -
     Taxes                                               -                -





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

Five investors, two of which are the Company's major shareholders, were granted an 80% interest in the net income from 82 of the Sturgeon Lake claims and an 80% interest in the ownership of 61 of the Sturgeon Lake claims in exchange for loans of $129,000 to the Exploration Company. The funds were used to pay expenses previously incurred in developing and testing Geo-Sleuth, to pay the costs of staking the claims to several of the Sturgeon Lake properties, and to pay for professional services associated with the exploration project. Sub-sequently, the Company's two major shareholders loaned an additional $30,000 to the Exploration Company to pay the costs of staking 240 additional units that are contiguous to the previously staked units, as recommended by the consulting geologists associated with the exploration project. The share-holders were granted a 75% interest in the 240 units in exchange for the loans. The same two shareholders also provided $122,000 in short term loans to the Exploration Company to fund exploration project activities.

The Company and the Exploration Company have agreements with Noranda Incorp-orated ("Noranda") and Inmet Mining Corporation ("Inmet"), both of which are international mining companies, that allow the Exploration Company to purchase the mineral rights to certain properties that are adjacent to or near the properties that the Exploration Company staked in the Sturgeon Lake area in 2002. The obligations and rights of the Company and the Exploration Company in satisfying these agreements are more fully delineated in the Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2003, that the Company filed with the U.S. Securities and Exchange Commission

As of April 30, 2004, the Company and the Exploration Company reported to Noranda and Inmet a short fall of required earn-in work expenditures as per the purchase agreements. The agreements required that the Company and the Explor-ation Company complete in the first year at least $500,000 and $100,000 in exploration work on the Noranda and Inmet properties respectively. Because planned winter geophysical and drill testing programs for the properties were

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
1. continued

not carried out as equipment and personnel were not available, approximate unaudited expenditures of $100,000 and $50,000 were incurred on the Noranda and Inmet projects . Noranda and Inmet have agreed to amend the earn-in purchase obligations and requirements of the agreements to keep the agreements in good standing but still require that final aggregate earn-in work expenditures on or before April 30, 2006, remain at $2,500,000 and $1,000,000 for the Noranda and Inmet property purchases respectively.

The Company has historically been in the business of licensing its PRAXA manu-facturing resource planning software, which operates on VAX and Alpha computers that were previously manufactured by Digital Equipment Corporation and Compaq Computer Corporation, and providing software maintenance, training, consulting and custom programming services in conjunction with the PRAXA software. The attempts to sell the PRAXA business segment have not succeeded, so the Company will dispose of the business at a future date.

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

The Company has continued to incur losses from operations and has a working capital deficit of $287,877, notes payable to its principal shareholders of $281,000 and convertible debentures payable that mature in 2008 of $1,021,493, as of December 31, 2003. Management believes that additional financing is needed to sustain the Company's operations and repay the notes and the debent-ures. Management also believes that future income from the mining claims owned by the Exploration Company and the claims that may be purchased from Noranda and Inmet may eventually provide it with the means to generate revenues sufficient to sustain its operations and repay its debt.

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

2.  Net Income (Loss) per Common Share:
   ------------------------------------
Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") Earnings per Share, which requires disclosure of basic earnings per common share and diluted earnings per common share for all periods presented. Shares used in computing basic and

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
2 continued

diluted net income (loss) per share are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income (loss) per share excludes any dilutive effect of stock options and convertible preferred stock. Diluted net income per share includes the dilutive effect of the assumed exercise of stock options using the treasury stock method, and the assumed conversion of the outstanding convertible preferred stock and convertible debentures. The following table shows the computation of basic and diluted net income per share:

                                       Three Months Ended   Nine Months Ended
                                            March 31,            March 31,
                                       ------------------    -----------------
                                        2004        2003      2004       2003
                                        ----        ----      ----       ----
Numerator:
  Net (loss)                         $(35,937)   $(67,517) $(160,432) $(176,083)
  Preferred dividend                        0           0          0          0
                                     --------     -------    -------    -------
(Loss) available to
   common shareholders               $(35,937)   $(67,517) $(160,432) $(176,083)
                                     ========     =======   ========   ========
Denominator:
  Weighted average number of shares
   issued and outstanding           9,883,402   9,643,718  9,862,336  9,643,718
  Assumed exercise of options
   reduced by the number of shares
   which would have been purchased
   with the proceeds of those options     -           -          -          -
  Assumed conversion of preferred stock   -           -          -          -
  Assumed conversion of debentures        -           -          -          -
                                    ---------   ---------  ---------  ---------
Total shares                        9,883,402   9,643,718  9,862,336  9,643,718
                                    =========  ==========  =========  =========
Basic and diluted net
   (loss) per share                    $(0.00)     $(0.01)    $(0.02)    $(0.02)
                                    =========   =========  =========  =========

As a result of a net loss for all periods presented, common stock equivalents for the assumed exercise of options and conversion of preferred shares and convertible debentures are not included in the calculation of weighted average shares since their effect would be antidilutive.

The number of stock options and warrants outstanding was 3,004,164, the number of potential shares resulting from the exercise of convertible preferred stock was 956,728 and the number of potential shares resulting from the conversion of convertible debentures was 4,085,972, as of March 31, 2004.

3.  Operating Segments
    ------------------
The Company organizes its business units into three reportable segments: manufacturing software licenses and related services; mineral exploration

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
3. continued

products and services; and, mineral exploration activities. The segments' accounting policies are the same as those described in the summary of signif-icant accounting policies except that interest expense and non-operating income and expenses are not allocated to the individual operating segments when determ-ining segment profit or loss. The Company evaluates performance based on profit or loss from operations before interest and income taxes, not including non-recurring gains and losses.

A summary of the segment information for the three and nine month periods ended March 31, 2004 and 2003 is presented below.

                                          Three Months Ended  Nine Months Ended
                                               March 31,          March 31,
                                          ------------------   ----------------
                                           2004        2003     2004       2003
                                           ----        ----     ----       ----
Manufacturing software licenses
     and related services:
     Revenue                             $28,204     $42,314  $90,385  $148,095
     Costs and expenses                   22,763      33,733   66,575   105,228
                                        --------     -------  -------   -------
     Income (loss) for segment             5,441       8,581   23,810    42,867
                                        --------     -------  -------   -------
Mineral exploration products
     and services:
     Revenue                                 -           -        -         -
     Costs and expenses                      -        22,188      -      93,719
                                        --------     -------  -------   -------
     Income for segment                      -       (22,188)     -     (93,719)
                                        --------     -------  -------   -------
Mineral exploration activities:
     Revenue                                 -           -        -         -
     Costs and expenses                   16,464      35,765  111,310    71,040
                                        --------     -------  -------   -------
     Income for segment                  (16,464)    (35,765)(111,310)  (71,040)
                                        --------     -------  -------   -------
Total income (loss) for segments        $(11,023)   $(49,372) (87,500) (121,892)
                                        ========     =======  =======   =======

4. Related Party Transactions
   --------------------------

During the quarter ended March 31, 2004, two of the Companies major share-holders loaned $24,914 to the Company by deferring the interest due them on the convertible debentures for the quarter ended March 31, 2004, and increasing the principal value of the debentures by that amount.

During the quarter ended March 31, 2004, the same two major shareholders loaned $50,000 to Unitronix Exploration to be used for operating expenses. These loans are non-interest bearing demand notes.

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

RESULTS OF OPERATIONS
---------------------

Third Quarter Ended March 31, 2004, Compared to the Third Quarter Ended
-----------------------------------------------------------------------
March 31, 2003
--------------

Revenue for the period ended March 31, 2004, decreased by 33% from the like period in 2003. The only revenue realized in both quarterly periods was from PRAXA related services. PRAXA customers are continuing to migrate to more current manufacturing management software, resulting in decreased demand for support services. Management anticipates that this trend will continue as the Company has no plans to enhance the PRAXA software or to develop or acquire another manufacturing software product. The mineral exploration project and the exploration products and services business sectors have not generated any revenue to date, and it cannot be projected with any certainty when and if these business sectors may generate revenue.

No development costs for the Geo-Sleuth software and no PRAXA selling expenses were incurred in the quarter ended March 31, 2004. Mineral exploration project expenses incurred by the Exploration Company decreased significantly from the 2003 period to the 2004 period, because the next stage of the exploration activities in the Sturgeon Lake area have not started. General and admin-istrative expenses were 69% lower in the 2004 period than in the 2003 period due to decreased personnel and consulting expenses. The decrease of 57% in total costs and expenses and the decrease in revenue from the period ended March 31, 2003, to the period ended March 31, 2004, resulted in a decrease of 77% in the loss from operations in the 2004 period.

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
                                 (continued)

Nine Months Ended March 31, 2004, Compared to the Nine Months Ended
-------------------------------------------------------------------
March 31, 2003
--------------

Revenue for the nine month period ended March 31, 2004, decreased by 39% from the like period in 2003. The only revenue realized in both periods was from PRAXA related services. Management anticipates that this trend will continue as PRAXA customers migrate to other manufacturing systems since the Company has no plans to provide further enhancements to the PRAXA software. The mineral exploration project and the exploration products and services business sectors have not generated any revenue to date, and it cannot be projected with any certainty when and if these business sectors may generate revenue.

No development costs for the Geo-Sleuth software and no PRAXA selling expenses were incurred in the nine months ended March 31, 2004. Mineral exploration project expenses incurred by the Exploration Company increased by 44% from the 2003 period to the 2004 period, because of expenses incurred during the first quarter of the current fiscal year for the exploration activities in the Sturgeon Lake area. General and administrative expenses were 45% lower in the 2004 period than in the 2003 period due to decreased personnel and consulting expenses. The decrease of 28% in total costs and expenses and the decrease in revenue from the nine months ended March 31, 2003, to the nine months ended March 31, 2004, resulted in a decrease of 28% in the loss from operations in the 2004 period.


Liquidity and Capital Resources
-------------------------------

As of March 31, 2004, the working capital deficit was $287,877 as compared to a deficit of $206,405 at June 30, 2003. The increased deficit is due to lower accounts receivable and prepaid expenses and other current assets and higher accounts payable and current notes payable to related parties.

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


                                       Unitronix Corporation
Date: May 10, 2004
                                       By: /s/William C. Wimer
                                           -------------------
                                           William C. Wimer
                                           Vice President of Operations and
                                           Chief Financial Officer

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

Date: May 10, 2004



/s/Dale M. Hendrick
----------------------



Dale M. Hendrick
President and
Chief Executive Officer

                                     15
                                 CERTIFICATION
I, William C. Wimer, certify that:

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

Date: May 10, 2004


/s/William C. Wimer
----------------------



William C. Wimer
Vice President of Operations and
Chief Financial Officer
                                      16