Form 10-K
period 2004-06-30
UNITRONIX CORP
filed 2004-09-28
CIK 835270

Form 10-K
                    Securities and Exchange Commission
                         Washington, DC 20549

   ANNUAL REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended    June 30, 2004
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

            2320 East North Street-Suite GG, Greenville, SC 29607
            -----------------------------------------------------
                  (Address of principal executive offices)
                                (Zip Code)

             (Registrant's telephone number, including area code)
                            (978) 887-5608
                            ---------------

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

Based upon the latest sale price of the stock as of September 27, 2004, of $0.65 per share, the aggregate market value, as of September 27, 2004 of the shares of common stock held by non-affiliates was $2,108,505. "Non-affiliates" includes all share owners of the registrant other than its officers, directors and owners of more than ten percent of its outstanding stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

9,891,918 shares of common stock, no par value, as of September 27, 2004

                     DOCUMENTS INCORPORATED BY REFERENCE

                                    NONE

Forward-Looking Statements

In addition to historical information, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2005.

                                    PART I
Item 1.                            BUSINESS
-------                            --------

GENERAL

Unitronix Corporation ("the Company") is a software development and services company that is focused on providing knowledge-based tools to the mineral exploration industry. Additionally, the Company has two Canadian-based subsid-iaries that were formed to explore for minerals. One subsidiary is currently actively engaged in mineral exploration activities in the Province of Ontario. The Company also continues to provide support and maintenance for its PRAXA manufacturing software product.

The Company was founded and incorporated in 1975 in the State of New Jersey, and operated as a distributor of computer products until 1986. During that year the Company purchased the PRAXA software package from Xerox Corporation. PRAXA is a Manufacturing Resource Planning (MRPII) system that integrates manufacturing, distribution and financial applications into one system that monitors and supports material requirements planning, capacity planning, factory order and cost control, inventory control, product sales and distribution and financial accounting.

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

The Company recently announced that it had entered into an agreement in principal that allows a software development company, Advanced Business

Communications, to use PRAXA as the basis for an advanced manufacturing system that it is developing. The Company will receive royalties from sales of the new system and associated support activities. A final agreement is subject to the satisfactory outcome of ongoing negotiations.

When, in 1999, it decided to abandon its project to develop a new version of PRAXA, the Company explored several other technology-based opportunities. This resulted in the Company changing its focus to the rapidly expanding geomatics industry. Utilizing its in-house project management and software development experience and the services of several recognized scientists and geomatics experts, the Company has developed a mineral potential analysis tool for the mineral exploration industry.

In September, 1999, the Company and a Canadian mineral exploration firm, Goldsat Mining, Inc., formed a jointly owned limited liability corporation to develop a software tool that was intended to analyze geo-scientific data in order to locate areas that have high potential for containing volcanogenic massive sulfide (VMS) mineralization. The tool utilizes a deposit model and a series of proprietary algorithms to identify the locations with the most potential within the area that is examined. The tool, now named "Geo-Sleuth" (trademarked in Canada), is intended to substantially reduce the time and costs typically incurred by mineral exploration specialists in locating areas that are worthy of further study. The limited liability corporation was dissolved in May, 2001, with the Company becoming the sole owner of all rights to the work in progress and the work that had been completed to date. After acquiring the sole rights to Geo-Sleuth, the Company continued to develop and test the tool. The Noranda mining camp in Rouyn-Noranda, Quebec, was utilized for Alpha testing. The tool was Beta tested using the Sturgeon Lake mining camp in Ontario, which is a base metal and precious metal producing region.. The tool was then applied to a "real-world" test in a relatively unexplored area near James Bay in Quebec. In all cases, the final product was a mineral potential analysis map.

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

In May, 2002, an Ontario corporation, 1522923 Ontario, Inc., which operates as Unitronix Mining and Exploration ("Unitronix Exploration") was formed as a wholly owned subsidiary of the Company to follow-up on the areas of interest in the Sturgeon Lake area. In June, 2002, the subsidiary staked claims to 128 units in the Sturgeon Lake area, and in October, 2002, it staked claims to an additional 15 units. A group of investors that includes the two principal shareholders of the Company advanced $100,000 to Unitronix Explor-ation to pay expenses previously incurred in developing and testing Geo-Sleuth, to pay the costs of staking claims to the properties in the Sturgeon Lake area and to pay for professional services associated with the project. In return, the investors retained a 75% undivided interest in the claims staked in the Sturgeon Lake area, which has since been amended to grant the investors 75% of any net profits realized from the claims by Unitronix Exploration An additional 5% of the net profits from the Sturgeon Lake area claims were granted to investors for advances of $16,500 that were used to pay for additional claims staking and associated professional services.

During the quarter ended June 30, 2003, the Company and Unitronix Exploration signed agreements with Noranda Incorporated ("Noranda") and Inmet Mining Corporation ("Inmet"), both of which are Canadian mining companies, that allow Unitronix Exploration to purchase the mineral rights to certain properties located in the Sturgeon Lake area of Ontario that are currently owned by Noranda and Inmet, such properties being adjacent to or near the properties that were staked by Unitronix Exploration in 2002. Unitronix Exploration can acquire the rights to the Noranda and Inmet properties by making certain expenditures for further exploration of the properties. The terms and conditions of the agree-ments between the Company, Unitronix Exploration, Noranda and Inmet are more fully described in Note 1 to the Consolidated Financial Statements attached hereto.

During the fiscal year ended June 30, 2002, the Company formed another subsid-iary, currently named 3936449 Canada, Incorporated. This subsidiary may follow-up on areas of interest identified by Geo-Sleuth during the test near James Bay.

To date the Geo-Sleuth mineral potential analysis tool and Unitronix Explor-ation have not produced revenue or other benefits for the Company.

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

     PRAXA CUSTOMER SUPPORT
     ----------------------

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

PRODUCT PROTECTION : TRADEMARKS

The Company seeks to protect its interests in Geo-Sleuth and PRAXA through a combination of copyright laws, trade secret laws, and contractual agreements (including nondisclosure obligations) with customers, consultants, employees and others. "PRAXA" and "Unitronix" are registered federal trademarks of the Company which will expire, unless renewed, on January 14, 2005 and September 20, 2012, respectively. A trademark has been granted in Canada for Geo-Sleuth, and a U.S. trademark will be applied for in the future.

Existing United States copyright laws provide only limited protection and even less protection may be available under foreign laws. While the enforceability of contractual provisions governing confidentiality cannot be assured in all cases, the Company believes that they tend to deter unauthorized use of the Company's proprietary information.

CUSTOMER DEPENDENCE

In the fiscal year ended June 30, 2004, one PRAXA support customer accounted for 26% of the Company's total revenue. There can be no assurances that this customer will continue to purchase PRAXA support services from the Company in fiscal 2005.

HISTORY OF LOSSES

The Company incurred net losses of $330,733 in fiscal 2002, $265,648 in fiscal 2003 and $188,688 in fiscal 2004. As of June 30, 2004, the Company had an accumulated deficit of $6,208,800. There can be no assurance that the Company will be profitable in the future.

CONTROL BY EXISTING STOCKHOLDERS

The Company's directors and their families together own approximately 72% of the outstanding shares of the common stock of the Company. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the election of directors, and mergers, consolidations and sales of the assets of the Company.

EMPLOYEES

At September 1, 2004, the Company employed 4 persons, including 2 in customer support and 2 in administration. Each of these individuals is a part-time employee. The President is the only employee of Unitronix Exploration, serving on a part-time basis. The subsidiaries are staffed by consultants, who provide the expertise needed to evaluate the potential mineral content of the Sturgeon Lake region properties.

ITEM 2                              PROPERTIES
------                              ----------

The Company occupies 600 square feet of office space as a tenant at will in Westmont, New Jersey, for its PRAXA software support operation, at a rate of $834 per month.

ITEM 3                        LEGAL PROCEEDINGS
------                        -----------------

The Company and it's subsidiaries are not currently involved in any legal proceedings.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------         ---------------------------------------------------

The Company did not submit any matters to a vote of the shareholders during the last quarter of fiscal year 2004.

                                  PART II

Item 5          MARKET FOR THE COMPANY'S COMMON STOCK AND
                -----------------------------------------
                     RELATED SECURITY HOLDER MATTERS
                     -------------------------------

The Company's common stock is currently listed on the over the counter bulletin board.

The following table sets forth, for the calendar quarters indicated, the high and low bid prices reported for the Company's common stock, by the indicated source. There were 129 holders of record of the Company's Common Stock on September 15, 2004. The Company believes that there are approximately 450 beneficial shareholders.

Calendar Year Ended December 31,             OTC Bulletin Board
--------------------------------          -------------------------

                                                 Bid Prices
                                                 ----------
                                               High       Low
                                               ----       ---
2002
Third Quarter                                  0.5000     0.1100
Fourth Quarter                                 0.5000     0.2100

2003
First Quarter                                  0.3000     0.2200
Second Quarter                                 0.3000     0.2000
Third Quarter                                  0.5500     0.2000
Fourth Quarter                                 0.4800     0.1500

2004
First Quarter                                  0.4000     0.2100
Second Quarter                                 0.2000     0.1000

DIVIDEND POLICY

No dividends have been declared by the Board of Directors. The Board of Directors currently plans to retain any future earnings for use in the Company's business.

Item 6               SELECTED CONSOLIDATED FINANCIAL DATA
                     ------------------------------------

                                  Summary Consolidated Financial Information
                                    (in thousands, except per share data)
                                       For fiscal year ending June 30,
                                 --------------------------------------------
CONSOLIDATED INCOME              2004      2003      2002      2001      2000
STATEMENT DATA:                  ----      ----      ----      ----      ----
Revenue from Operations          $114      $184      $245      $360      $521
Gain (Loss) from Operations       (90)     (193)     (268)     (211)     (332)

Net Loss                         (189)     (266)     (331)      (53)      (62)

Per Share Data:
  Basic and Diluted net Loss
    Per Share                    (.02)      (.03)     (.03)     (.01)     (.01)

Shares Used in Computing
  Per Share Data              9,850,137 9,671,233 9,643,718 9,643,718 9,489,757

CONSOLIDATED BALANCE SHEET DATA:

Working Capital/(Deficit)        $(290)    $(206)   $(971)    $(751)    $(748)
Total Assets                        20        44        67       54       310
Short term debt, including
  current maturities of
  long-term debt                   125        60       716      607       687
Long-term debt, less
  current maturities             1,206     1,108        -        -         -
Shareholder's equity
  (deficit)                     (2,679)   (2,498)   (2,263)   (1,874)   (1,720)

Item 7.
-------

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
FISCAL YEAR ENDED JUNE 30, 2004 VS. FISCAL YEAR ENDED JUNE 30, 2003

Total revenue for the year ended June 30, 2004, decreased by 38% from the year ended June 30, 2003. All revenue in both years was realized from PRAXA software support services. The decreased revenue reflects the continued migration of PRAXA users to other MRP and ERP software systems, a trend that management believes will continue as the Company has no plans to enhance the PRAXA software.

Mineral exploration project expenses decreased by 36% from the year ended June 30, 2003, while no software development expenses and selling expenses were incurred in the year ended June 30, 2004. General and administrative expenses decreased by 57% from the year ended June 30, 2003 due to cost cutting measures undertaken by the Company. Total costs and expenses decreased by 46% from the year ended June 30, 2003, and the loss from operations decreased by 53% from 2003 to 2004.


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


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the working capital deficit was $290,476 as compared to deficits of $206,405 and $971,398 at June 30, 2003 and 2002, respectively. The decrease in the deficit from 2002 to 2003 was due to the conversion of $948,559 in demand notes and accrued interest to long-term convertible debentures during the year ended June 30, 2003.

During the year ended June 30, 2000, the Company signed a new lending agree-ment with its principal shareholder that provides for up to $1,000,000 in loans and letters of credit. At June 30, 2002, the Company owed $740,934 for principal and accrued interest for loans that had been provided for by the lending agreement. The amounts owed under this agreement were among those converted to long-term convertible debentures during fiscal 2003, so that at June 30, 2004, no loans remained outstanding under the agreement. At June 30, 2004, the Unitronix Exploration subsidiary owed $122,000 in short term demand notes to its two major shareholders and $159,000 in long term notes to three groups of investors, two of which include the two major shareholders.

Management projects that funds from sources other than operations will be needed to further assess the mineral potential of the properties that the Company's subsidiaries have staked and optioned and may identify in the future as being worthy of further investigation. The Company anticipates raising this capital through the sale of stock in its Unitronix Exploration subsidiary. There can be no assurance that the Company will be able to raise the additional funds needed and failure to do so may jeopardize the Company's ability to continue as a going concern.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------         -------------------------------------------

The information required by this Item is submitted as a separate section of this report commencing on page 1 attached hereto.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------        ------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

None.

                                  PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------     --------------------------------------------------
The executive officers and directors of Unitronix are as follows:

NAME                      AGE           CURRENT POSITION
----                      ---           ----------------
Jack E. Shaw              70            Chairman of the Board

Dale M. Hendrick          70            President, Chief Executive Officer,
                                        Director

Robert C. Crawford        77            Treasurer, Secretary, Director

Dr. Howard L. Morgan      58            Director

Robert G. Sable           64            Director

William C. Wimer          67            Chief Financial Officer,
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

DALE M. HENDRICK, P. ENG., was appointed President and Chief Executive Officer of Unitronix Corporation, President of 1522923 Ontario, Inc. and President of 3936449, Inc. in January, 2003. He had been appointed to the Board of Directors of Unitronix in October, 2002, by the other members of the Board, and was reelected to the Board at the shareholders meeting in January, 2003. Since 1989 Mr. Hendrick has been President of Dale M. Hendrick and Associates of Toronto, a mining geological consulting firm, prior to which time he was an executive officer and chief geologist for exploration of Kerr Addison Mines, Ltd. Mr. Hendrick also serves as a Director of Radisson Mining Resources, Inc. and Gammon Lake Resources, Inc.

ROBERT C. CRAWFORD was elected to the Board of Directors in January, 1993, and was appointed Treasurer and Secretary on July 1, 1993. Mr. Crawford was formerly President and Chief Executive Officer of the Floor Coverings Division of Dan River, Inc., and was a Vice President and Director of Dan River Corp-oration. He also served as Chairman of the Board of Greenville Technical College in Greenville, South Carolina.

DR. HOWARD L. MORGAN was named a Director in January, 1993. Dr Morgan has served as a Director of idealab! since 1999, and is also President and Founder of Arca Group, Inc., a consulting and venture capital investment firm special-izing in the areas of computer and communications technologies. He has more than 25 years of experience with more than fifty high-tech entrepreneurial ventures, Dr. Morgan was Professor of Decision Sciences at the Wharton School of the University of Pennsylvania and Professor of Computer Science at the Moore School at the University of Pennsylvania for almost 15 years. He serves on the boards of Franklin Electronic Publishers, Inc., and Segue Software Corporation. Inc. He received the Entrepreneur of the Year Award in 1997.

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


              COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

During the 2004 fiscal year none of the directors, officers or beneficial owners of more than 10 percent of the Company's common stock failed to file on a timely basis reports required by Section 16 (a) of the Exchange Act.

Item 11.                    EXECUTIVE COMPENSATION
--------                    ----------------------

The following table sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for services rendered in all capacities to the Company during each of the fiscal years ended June 30, 2004, 2003 and 2002 to: (1)the Company's Chief Executive Officer, and (2) each of the other officers whose total compensation for the fiscal year ended June 30, 2004, required to be disclosed in column (c) below exceeded $100,000.

                             SUMMARY COMPENSATION TABLE
                             --------------------------
                                 Annual Compensation
                                 -------------------
(a)                   (b)     (c)          (d)        (e)        (f)
Name and                              Other Annual            All Other
Principal Position   Year    Salary   Compensation  Options  Compensation

Jack E. Shaw         2003(1)   (3)          -          -           -
Chief Executive      2002      (3)          -          -           -
Officer
Dale M. Hendrick     2004      (3)          -          -           -
Chief Executive      2003(2)   (3)          -          -           -
Officer

(1) Until January 15, 2003.
(2) Since January 15, 2003.
(3) The Company has not paid Mr. Shaw and Mr. Hendrick any compensation for their services to date.

COMPENSATION OF DIRECTORS

The Company currently does not compensate directors for their services; it does reimburse them for reasonable expenses incurred in performing their duties as directors.

1993 STOCK OPTION PLAN

At June 30, 2003, 1,000,000 shares of common stock were reserved for issuance or grant under the Unitronix Corporation 1993 Stock Option Plan. The options were granted to employees, officers, directors and consultants to the Company. The exercise price for incentive options must be at least 100% of the fair market value of the common stock as determined by the Option Committee of the Board of Directors on the date of the grant, as are the exercise and expiration dates of the grant. Options for 275,000 shares were granted and options for 25,000 shares were exercised during the year ended June 30, 2004. At June 30, 2004, there were options for 480,000 shares of common stock outstanding. No options were allowed to be granted under the 1993 Stock Option Plan after October 28, 2003.

SAVINGS AND PROFIT SHARING PLAN

The Company had in effect the Unitronix Corporation Savings and Profit Sharing Plan (the "Savings Plan"), which allowed the Company to make contributions to certain employees' Savings Plan accounts from profits, and permitted partici-pating employees to contribute a portion of their salaries to their plan accounts under the 401K feature of the plan. There had been no employees participating in the plan after February, 2002, so in order to eliminate the expenses incurred in administering the plan, the Board of Directors of the Company approved the termination of the plan in May, 2002. Management is currently arranging for the plan participants to transfer their funds into roll-over accounts.

Item 12.            SECURITY OWNERSHIP OF CERTAIN
                    -----------------------------
                   BENEFICIAL OWNERS AND MANAGEMENT
                   --------------------------------
The following table sets forth information regarding the beneficial ownership of the Company's common stock as of September 1, 2004, by those persons owning beneficially 5% or more of such shares, by each director, and by all executive officers and directors as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock which they own of record.

NAME AND ADDRESS OF            SHARES OF               PERCENTAGE OF
BENEFICIAL OWNER(1)            COMMON STOCK            COMMON STOCK
------------------             ------------            ------------
Jack E. Shaw (2)                 4,873,673                 49.4%

Robert C. Crawford                 199,391                  2.0%

Howard L. Morgan (3)             1,050,000                 13.7%

All Directors and Officers
as a Group (6 persons)           6,148,064                 62.2%

Samuel H. Jones, Jr.               500,000                  5.1%
US Route 40
Woodstown, NJ 08098

Jane Shaw (4)                      500,000                  5.1%
2320 E. North Street
Greenville, SC 29607


(1)The address of each officer and director of the Company listed in the table is in care of the Company, P.O. Box 454, Topsfield, MA 01983.

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

                                   PART IV
                                   -------

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------
A.  The following documents are filed as a part of this report:

1.Financial Statements
  --------------------                                             PAGE
                                                                   ----
Report of Independent Accountants                                    1

Consolidated Balance Sheets at June 30, 2004 and 2003                2

Consolidated Statements of Operations
     - Years ended June 30, 2004, 2003 and 2002                      3

Consolidated Statements of Changes in Stockholders' Deficit
     -Years ended June 30, 2004, 2003 and 2002                       4

Consolidated Statements of Cash Flows
     - Years ended June 30, 2004, 2003 and 2002                      5

Notes to Consolidated Financial Statements                           6

2.Schedules
  ---------

SCHEDULE II - Valuation and Qualifying Accounts                     21
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

B.  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the final quarter of fiscal year 2004.

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

                                          UNITRONIX CORPORATION


                                         BY:/s/William C. Wimer
                                               ----------------
                                               William C. Wimer
                                               Vice President of Operations and
                                               Chief Financial Officer

DATED: September 20, 2004
       -------------------
Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                     POSITION                     DATE
---------                     --------                     ----

/s/Jack E. Shaw
------------------            Chairman of the Board       September 24, 2004
   Jack E. Shaw               of Directors

/s/Dale M. Hendrick
-------------------           President, Chief Executive  September 20, 2004
   Dale M. Hendrick           Officer and Director

/s/Robert C. Crawford
---------------------         Secretary/Treasurer and     September 24, 2004
   Robert C. Crawford         Director

/s/Howard L. Morgan
-------------------           Director                    September 20, 2004
   Howard L. Morgan

/s/Robert G. Sable
---------------------         Director                    September 23, 2004
   Robert G. Sable

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

/S/ Dale M. Hendrick                          September 20, 2004
     ----------------
     Dale M. Hendrick
     President and
     Chief Executive Officer
                                     18
CERTIFICATION
-------------
I, William C. Wimer, certify that:

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

 /S/ William C. Wimer                            September 20, 2004
     ----------------
     William C. Wimer
     Vice President of Operations and
     Chief Financial Officer

                                     19


                             UNITRONIX CORPORATION
                             ---------------------
                              FINANCIAL STATEMENTS
                              --------------------
                          JUNE 30, 2004, 2003 AND 2002
                          ----------------------------

























































                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------

To the Board of Directors and Stockholders
Unitronix Corporation

In our opinion, the accompanying financial statements listed in the index appearing under Item 15(a)(1) on page 16 present fairly, in all material respects, the financial position of Unitronix Corporation at June 30, 2004, and 2003, and the results of its operations and its cash flows for the years ended June 30, 2004, 2003, and 2002, in conformity with accounting principles generally accepted in the United States of America.. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 17, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related finan-cial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for out opinion.

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

Dan Clasby & Company
September 20, 2004

                                        UNITRONIX CORPORATION
                                        ---------------------
                                            BALANCE SHEETS
                                            --------------
                                        June 30, 2004 and 2003

                                                 ASSETS

                                                 ------                 2004        2003
                                                                        ----        ----
Current assets:
   Cash                                                              $ (1,212)    $ 1,306
   Accounts receivable, net of allowance for doubtful accounts of
   $340 at June 30, 2004 and 2003,                                     14,420      16,628
   Prepaid expenses and other current assets                            2,234      24,406
                                                                       ------      ------
                    Total current assets                               15,442      42,340
Property and equipment, at cost less accumulated depreciation of
   $287,187 and $291,997 at June 30, 2004 and 2003, respectively          -            -

Other assets                                                            4,302       1,921
                                                                      -------      ------
Total assets                                                         $ 19,744    $ 44,261
                                                                      =======     =======
                                  LIABILITIES AND STOCKHOLDERS' DEFICIT
                                  -------------------------------------
Current liabilities:
   Notes payable - related parties                                     122,000     60,000
   Notes payable                                                         2,975        -
   Accounts payable                                                    140,334    143,586
   Accrued expenses                                                     19,693     17,542
   Deferred revenue                                                     20,916     27,617
                                                                       -------    -------
                    Total current liabilities                          305,918    248,745
                                                                       -------    -------
   Long-term debentures, 10% convertible nonvoting; noncallable      1,047,031    948,558
   Long-term notes payable - related parties                           159,000    159,000
Commitments and contingencies
Series A preferred stock, $1 par value, 6% convertible nonvoting;
   authorized 1,000,000 shares; 956,728 issued and outstanding at
   June 30, 2004, and 2003, plus undeclared accumulated dividends
   of $229,616 at June 30, 2004, and 2003                            1,186,344  1,186,344

Stockholders' deficit:
Common stock, no par value; authorized 100,000,000 shares at
   June 30, 2004 and 2003; 9,891,918 shares issued and outstanding at June 30, 2004 and 9,836,918 issued and outstanding at
   June 30,2003                                                      3,526,263  3,517,738
Additional paid-in capital                                               3,988      3,988
Accumulated deficit                                                 (6,208,800)(6,020,112)
                                                                    ----------  ---------
Total stockholders' deficit                                         (2,678,549)(2,498,386)
                                                                     ---------  ---------
Total liabilities and stockholders' deficit                          $  19,744  $  44,261
                                                                      ========    =======

  See accompanying notes to financial statements.

                                         UNITRONIX CORPORATION
                                         ---------------------
                                        STATEMENTS OF OPERATIONS
                                        ------------------------
                                Years Ended June 30, 2004, 2003 and 2002

                                                             2004       2003        2002
                                                             ----       ----        ----
Revenue:
   Software licenses                                       $    -     $   -      $ 13,650
   PRAXA software related services                          114,139    184,227    231,071
                                                          ---------    -------   ---------
                 Total revenue                              114,139    184,227    244,721
                                                          ---------   --------   ---------

Costs and expenses:
   Cost of PRAXA software related services                   79,874     76,198     98,215
   Mineral exploration project expenses                      59,991     93,493     76,477
   Geo-Sleuth software development costs                        -       51,172    167,769
   PRAXA selling expenses                                       -        6,922      7,372
   General and administrative                                64,493    149,772    162,454
                                                          ---------  ---------   ---------
                  Total costs and expenses                  204,358    377,557    512,287
                                                          ---------  ---------   ---------

(Loss) from operations                                      (90,219)  (193,330)  (267,566)
Interest income (expense), net                              (98,469)   (72,335)   (66,567)
Other income (expense), net                                     -           17      3,400
                                                           --------   --------    --------
(Loss) before income taxes                                 (188,688)  (265,648)  (330,733)
                                                           --------   --------    --------
Provision for income taxes                                      -          -          -

Net loss                                                  $(188,688) $(265,648) $(330,733)
                                                           ========   ========    ========
Basic and diluted net (loss) per share                       $(0.02)    $(0.03)    $(0.03)
                                                           ========   ========    ========
Shares used in computing basic and diluted net
   (loss) per share                                        9,850,137  9,671,233  9,643,718
                                                           =========  =========  =========

  See accompanying notes to financial statements.

                                       UNITRONIX CORPORATION
                                       ---------------------
                           STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                           ----------------------------------------------
                              Years Ended June 30, 2004, 2003 and 2002

                                 Common  Stock       Additional               Total
                              Shares                  Paid-In    Accumulated Stockholders'
                              Issued        Amount    Capital      Deficit    Deficit
                             ----------------------  ----------  -----------  ------------
Balance, June 30, 2001      9,643,718    $3,487,912     $4,890  $(5,366,327) $(1,873,525)

Net loss                                                           (330,733)    (330,733)
Unpaid accumulated
 preferred dividends                                                (57,404)     (57,404)

Amortization of preferred
 stock issuance costs                                    (1,100)                  (1,100)

Capital contributions to
 subsidiaries                                               198                      198
                            ---------    ----------     -------   ---------    ---------
Balance, June 30, 2002      9,643,718    $3,487,912      $3,988 $(5,754,464) $(2,262,564)

Net loss                                                           (265,648)    (265,648)

Sale of shares                193,200        29,826                               29,826
                            ---------    ----------     -------   ---------    ---------
Balance, June 30, 2003      9,836,918    $3,517,738      $3,988 $(6,020,112) $(2,498,386)

Net loss                                                           (188,688)    (188,688)

Sale of shares                 55,000         8,525                                8,525
                            ---------    ----------     -------   ---------    ---------
Balance, June 30, 2004      9,891,918    $3,526,263      $3,988 $(6,208,800) $(2,678,549)











     See accompanying notes to financial statements.

                                        UNITRONIX CORPORATION
                                        ---------------------
                                       STATEMENTS OF CASH FLOWS
                                       ------------------------
                               Years Ended June 30, 2004, 2003 and 2002

                                                       2004           2003          2002
                                                       ----           ----          ----
Cash flows from operating activities:
Net loss                                          $(188,688)     $(265,648)     $(330,733)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation and amortization                         106            707          1,344
  Provision for bad debts                               -           (1,526)         2,767

Decreases (increases) in operating assets:
  Accounts receivable                                 2,208         23,923          5,871
  Note receivable                                    (2,500)           -           (1,827)
  Subscriptions receivable                              -           11,500        (11,500)
  Prepaid expenses and other current assets          22,172        (23,337)         2,902
  Other assets                                           13          1,050            (79)
Increases (decreases) in operating liabilities:
  Accounts payable                                   (3,252)        41,588         66,276
  Accrued expenses                                    2,151         (7,531)        (2,945)
  Accrued interest                                      -         (150,430)        67,565
  Deferred revenue                                   (6,701)       (13,762)        (5,475)
                                                     -------        -------       -------
Net cash (used) by operating activities            (174,491)      (383,996)      (205,834)
                                                    -------        -------        -------
Cash flows from financing activities:
  Capital contributions to subsidiaries                 -              -              198
  Proceeds from sale of common stock                  8,525         29,826            -
  Proceeds from borrowings                          163,448        999,058        217,730
  Repayments of borrowings                              -         (655,774)           -
                                                    -------        -------        -------
Net cash provided (used) by financing activities    171,973        373,110        217,928
                                                    -------        -------        -------
Net increase (decrease) in cash                      (2,518)       (10,886)        12,094
Cash at beginning of year                             1,306         12,192             98
                                                    -------        -------        -------
Cash at end of year                                 $(1,212)        $1,306        $12,192
                                                   ========       ========       ========

  See accompanying notes to financial statements.

                              UNITRONIX CORPORATION
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

1. Summary of Significant Accounting Policies:
   ------------------------------------------
Basis of Presentation and Business
----------------------------------
The consolidated financial statements include the accounts of Unitronix Corp-oration ("the Company"), and its wholly owned subsidiaries, 3936449 Canada, Inc. and 1522923 Ontario, Inc., which does business as Unitronix Mining and Explor-ation ("Unitronix Exploration"). All significant inter-company accounts and transactions have been eliminated.

Unitronix Corporation focuses on developing products and services for the mineral exploration and mining industries and, through two wholly owned subsidiaries, on mineral exploration activities. The mineral exploration products and services business segment consists of the business of the Company's former majority owned subsidiary, Interactive Mining Technologies, LLC, which had partially developed a mineral potential analysis software tool ("the tool"), which the Company continued to develop and test. The Company's mineral explor-ation subsidiaries use the tool to identify mining properties that may be of value for joint ventures or sale. In 2002, Unitronix Exploration staked claims to 143 units in the Sturgeon Lake area of Ontario that Geo-Sleuth identified as meriting further examination. The other subsidiary, 3936449 Canada, Inc., is not currently active.

Five investors, two of which are the Company's major shareholders, were granted an 80% interest in the net income from 82 of the Sturgeon Lake claims and an 80% interest in the ownership of 61 of the Sturgeon Lake claims in exchange for loans of $129,000 to Unitronix Exploration. The funds were used to pay expenses previously incurred in developing and testing Geo-Sleuth, to pay the costs of staking the claims to several of the Sturgeon Lake properties, and to pay for professional services associated with the exploration project. Sub-sequently, the Company's two major shareholders loaned an additional $30,000 to Unitronix Exploration to pay the costs of staking 240 additional units that are contiguous to the previously staked units, as recommended by the consulting geologists associated with the exploration project. The share-holders were granted a 75% interest in the 240 units in exchange for the loans. The same two shareholders also provided $122,000 in short term loans to Unitronix Exploration to fund exploration project activities.

The Company and Unitronix Exploration have agreements with Noranda Incorp-orated ("Noranda") and Inmet Mining Corporation ("Inmet"), both of which are international mining companies, that allow Unitronix Exploration to purchase the mineral rights to certain properties that are adjacent to or near the properties that Unitronix Exploration staked in the Sturgeon Lake area in 2002. The obligations and rights of the Company and Unitronix Exploration in satisfying these agreements are more fully delineated in the Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2003, that the Company filed with the U.S. Securities and Exchange Commission.

As of April 30, 2004, the Company and Unitronix Exploration reported to Noranda and Inmet a short fall of required earn-in work expenditures as per the purchase agreements. The agreements required that the Company and Unitronix Exploration

                              UNITRONIX CORPORATION
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
1. continued

complete in the first year at least $500,000 and $100,000 in exploration work on the Noranda and Inmet properties respectively. Because planned winter geo-physical and drill testing programs for the properties were not carried out as equipment and personnel were not available, approximate unaudited expenditures of $100,000 and $50,000 were incurred on the Noranda and Inmet projects.
Noranda and Inmet amended the earn-in purchase obligations and requirements of the agreements to keep the agreements in good standing but still require that final aggregate earn-in work expenditures on or before April 30, 2006, remain at $2,500,000 and $1,000,000 for the Noranda and Inmet property purchases respectively.

If Unitronix Exploration acquires the rights to the Noranda properties, Noranda will be entitled to a 1% NSR production royalty. If Unitronix Exploration acquires the rights to the Inmet properties, Inmet will be entitled to a 2% NSR production royalty. Both agreements provide for reacquisition of 51% interest in the properties by the option grantors if they expend at least 200% of the amounts expended by Unitronix Exploration for further exploration and develop-ment of the properties, in which case the NSR royalties would no longer be applicable.

Unitronix Exploration has also assayed samples gathered from field work conducted on claims staked north-west of the Sturgeon Lake mining camp. These properties were staked as a result of findings from the use of the Geo-Sleuth mineral potential analysis tool. Additional field work on these claims is planned for the near future.

The Company has historically been in the business of licensing its PRAXA manu-facturing resource planning software, which operates on VAX and Alpha computers that were previously manufactured by Digital Equipment Corporation and Compaq Computer Corporation, and providing software maintenance, training, consulting and custom programming services in conjunction with the PRAXA software. The Company recently announced that it had entered into an agreement in principal that allows a software development company, Advanced Business Communications, to use PRAXA as the basis for an advanced manufacturing system that it is developing. The Company will receive royalties from sales of the new system and associated support activities. A final agreement is subject to the satisfactory outcome of ongoing negotiations.

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

                              UNITRONIX CORPORATION
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
1. continued

The Company has continued to incur losses from operations and has a working capital deficit as of June 30, 2004 of $290,476, current notes payable of $125,000 and long-term notes payable of $159,000. In addition, it has convert-ible debentures outstanding with a value of $1,047,031 which must be redeemed by the Company at par no later than July 15, 2008, unless redeemed for common shares of Company stock by the holder. All of the debentures and all but $15,500 of the notes are held by investment groups that include two directors of the Company. The debentures bear interest at a rate of 10% per annum and the notes are non-interest bearing.

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

Economic Dependence
-------------------
In the fiscal year ended June 30, 2004, one customer accounted for 26% of the Company's total revenue. In the fiscal year ended June 30, 2003, one customer accounted for 15% of the Company's total revenue. In the fiscal year ended June 30, 2002, one customer accounted for 11.5% of the Company's total revenue.

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

                              UNITRONIX CORPORATION
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
1. continued

Mineral Property Acquisition, Exploration and Development Costs
---------------------------------------------------------------
Costs related to the acquisition, exploration and development of mineral prop-erties are capitalized on an area of interest basis on the financial statements of Unitronix Exploration. These expenditures will be charged against income, through unit of production depletion, when properties begin commercial prod-uction. If an area of interest is abandoned, the capitalized expenditures associated with that area of interest are charged to operations in the period that the area is abandoned. This accounting treatment is in accordance with Generally Accepted Accounting Principles in Canada. Unitronix Exploration had capitalized $148,425 in acquisition, exploration and development costs as of June 30, 2004.

The consolidated financial statements in this report charge the aforementioned costs to current period operating costs as required by Statement of Financial Accounting Standards No. 7.

Software Costs
--------------
The Company capitalizes certain software costs after technological feasibility of the product has been established and ceases capitalization when the product is available for general release to customers. Costs incurred prior to the establishment of technological feasibility are charged to product development costs. Such costs are amortized on a straight-line basis over the estimated useful life of three years or the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. The Company did not capitalize any software costs for the years ended June 30, 2004, 2003 and 2002. All software development costs that had been capitalized in prior years were completely amortized prior to the year ended June 30, 2002.

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

                              UNITRONIX CORPORATION
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
1. continued

Basic and diluted net loss per share:
------------------------------------
                                                   For the Years Ended June 30,
                                                   ---------------------------
                                                    2004       2003       2002
                                                    ----       ----       ----
Numerator:
   Net loss                                     $(188,688) $(265,648) $(330,733)
   Preferred dividends                                -          -          -
                                                 --------   -------   ---------
Income available to common shareholders         $(188,688) $(265,648) $(330,733)
                                                =========  =========  =========

Denominator:
   Weighted average number of shares issued
      and outstanding                           9,850,137  9,671,233  9,643,718
   Assumed exercise of options reduced by the
      number of shares which could have been
      purchased with the proceeds of those options    -          -          -
   Assumed conversion of preferred stock              -          -          -
                                                ---------  ---------  ---------
Total shares                                    9,850,137  9,671,233  9,643,718
                                                ---------  ---------  ---------

Basic and diluted net loss per share            $   (.02)  $   (.03)  $   (.03)
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

                              UNITRONIX CORPORATION
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
1. continued

mandating a specific financial statement format, the Statement requires that an amount representing total comprehensive income be reported. The Statement is effective for fiscal years beginning after December 15, 1997. There were no other items of comprehensive income in the years reported on.

The FASB has also issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This Statement, which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about seg-ments. The Statement, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Statement is effective for periods beginning after December 15, 1997. Addition-al information pertaining to segment reporting is provided in Note 10.

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

2. Related Party Transactions:
   --------------------------
On March 1, 2000, a lending agreement was negotiated between the Company and its principal shareholder that provides for up to $1,000,000 in loans to the Comp-any. The agreement expires on March 1, 2005, but can be renewed for successive one year periods at the option of the shareholder and the Company. At the time that the lending agreement was signed, outstanding loans of $338,250 that had been granted under a prior lending agreement were owed to the principal share-holder by the Company. At June 30, 2003, the Company owed $531,960 in principal and accrued interest for loans that had been provided under the old and new lending agreements. It also owed the same shareholder $276,531 in principal and accrued interest for a loan to the Company that had been granted by a bank that was later assumed by the shareholder. At the same time the Company owed $140,067 in principal and accrued interest to another shareholder for loans made to the Company from time to time to cover operating expenses.

On July 1, 2003, with unanimous approval of the Board of Directors of the Company and the approval of the lenders, the loans and interest payable to the two shareholders were converted to long term convertible debentures payable to these shareholders. The total indebtedness converted to the debentures was $948,558. The debentures carry an interest rate of 10% per annum and are convertible into common shares of the Company per the following schedule:

                              UNITRONIX CORPORATION
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
2. continued


       Conversion Date             Amount of Debenture per Each Common Share
       ---------------             -----------------------------------------
July 1, 2003 to June 30, 2004          Twenty-five cents ($0.25) per share
July 1, 2004 to June 30, 2005          Fifty cents ($0.50) per share
July 1, 2005 to June 30, 2006          Seventy-five cents ($0.75) per share
July 1, 2006 to June 30, 2008          One dollar ($1.00) per share

Interest on the debentures that is not paid when due by the Company is added to the principal amount of the debentures. The debentures must be redeemed at full value by the Company by July 15, 2008. No interest was paid to the lenders in fiscal 2004 and at June 30, 2004, the debentures were valued at $1,047,031.

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

As of June 30, 2004, the two principal shareholders of the Company and invest-ment groups in which they participate had advanced $281,000 to Unitronix Explor-ation to be used to pay exploration and software development expenses. These loans, which are not callable and are non-interest bearing, are to be repaid only from profits of the subsidiary. The Company has no obligation to make repayment if the subsidiary is unprofitable. As compensation for granting these loans to Unitronix Exploration, the investment groups were granted a total of 80% of any net profits realized by Unitronix Exploration from the properties that were staked in the Sturgeon Lake area in 2002.

On June 30, 1998, the Company entered into an agreement to exchange $675,924 of demand notes outstanding and $152,679 in accrued interest to three share-holders for 828,603 preferred shares (see Note 8).

On June 30, 1998, the Company entered into an agreement to exchange $16,125 in accounts payable to an entity controlled by a director of the Company for 16,125 shares of preferred stock (see Note 8).

                              UNITRONIX CORPORATION
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
3. Property and Equipment:
   ----------------------
The major classes of property and equipment are as follows:
                                                               June 30,
                                                           ---------------
                                                            2004       2003
                                                            ----       ----
   Computer equipment                                     $282,893   $283,454
   Office furniture and fixtures                             4,294      8,543
                                                           -------    -------
                                                           287,187    291,997
    Less:  accumulated depreciation                       (287,187)  (291,997)
                                                           -------    -------
                                                          $    -     $    -
                                                           =======    =======

Depreciation expense for the years ended June 30, 2004, 2003 and 2002 was $0, $707, and $1,344, respectively.

4. Income Taxes:
   ------------
The components of the deferred tax assets and liabilities as of June 30, 2004 and 2003 were as follows:
                                                         2004         2003
                                                         ----         ----
   Deferred tax assets:
      Net operating loss carryforwards                $2,776,050   $2,748,714
      Tax credits                                        197,252      197,252
      Other                                                7,189        7,189
                                                         ---------  ---------
         Subtotal                                     $2,980,491   $2,953,155

   Deferred tax liabilities:
      Capitalized software costs                              -           -
      Net fixed assets                                        -           -
                                                         ---------  ---------
         Subtotal                                             -           -
                                                         ---------  ---------
   Valuation allowance                               $(2,980,491) $(2,953,155)
                                                         =========  =========
   Net deferred tax assets                                     -          -
                                                         =========  =========
The Company has established a valuation allowance for its net deferred tax assets due to the uncertainty surrounding their realization.

As of June 30, 2004, the Company has net operating loss carry forwards for federal income tax purposes of approximately $6,659,000which expire from the years 2006 through 2023. The Company also has research and development credits for federal income tax purposes in the amount of $153,243 available to offset future income taxes. These credits expire from the years 2007 through 2012. Due to the Company's issuance of stock, the Company's use of its existing net operating loss carry-forwards may be restricted under Section 382 of the Internal Revenue Code.

                                    Page 13
                              UNITRONIX CORPORATION
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
4. continued
A reconciliation of the provision for income taxes at the federal statutory income tax rate of 25% for the year ended June 30, 2004, 25% for the year ended June 30, 2003, and 25% for the year ended June 30, 2002, with the provision reflected in the financial statements is as follows:
                                                    2004       2003       2002
                                                    ----       ----       ----
Tax expense (benefit) at federal statutory
   income tax rate                                $(28,689) $(82,763) $(82,683)
State income taxes, net of federal benefit           1,323     1,756     1,646
Nondeductible business expenses                                  100       100
Other                                                   -         -         -
Credits                                                 -         -         -
Change in valuation allowance                       27,366    80,907     80,937
                                                   -------   -------    -------
Total tax provision                                     -        -          -
                                                 =========  ========    =======

5. Profit Sharing Plan:
   -------------------
The Company had a qualified profit-sharing plan that incorporated a "savings" feature under Section 401(k) of the Internal Revenue Code (IRC), which allowed participants to make contributions by salary reduction subject to annual compensation limits as defined by the IRC. Contributions under the profit-sharing feature of the plan were discretionary and determined annually by management. No contributions had been made to this plan for any year since 1989. All participation under the 401(k) feature of the plan had ceased as of February, 2002, after which time the Board of Directors voted to discontinue the plan in ins entirety because of the expenses being incurred to administer the plan. As of June 30, 2004, two former employees had funds remaining in the plan, which management is attempting to have transferred into rollover accounts.

6. Commitments and Contingencies:
   -----------------------------
The Company currently occupies both of its offices as tenants at will. Total rental expense was $17,753, $18,256 and $18,484 for the years ended June 30, 2004, 2003 and 2002, respectively.

7. Legal Proceedings:
   -----------------
The Company is not currently involved in any legal proceedings.

8. Preferred Stock:
   ---------------
On June 30, 1998, the Company converted $675,924 in notes payable, $119,525 in accounts payable and $161,279 in accrued interest into 956,728 shares of mandatory redeemable, convertible, Series A preferred stock $1.00 per share par value("preferred stock"). The preferred stock had a 6% cumulative dividend feature and has no voting rights. The Company incurred $4,400 in issuance costs associated with the preferred stock offering and has netted them against the preferred stock carrying amount on the balance sheet. These costs were accreted from the date of issue until the date of the original mandatory redemption, which was June 30, 2002.

                                     Page 14
                              UNITRONIX CORPORATION
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
8. continued
During the quarter ended June 30, 2002, the Board of Directors, acting in what it believed to be in the best interests of the Company, voted to amend the cumulative dividend feature, conversion rights and mandatory redemption date of the preferred shares, subject to approval by a majority of the holders of the shares. The holders of a majority of the shares subsequently approved the following amendments to the Series A Convertible Preferred shares:

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

9.Stock Option Plan:
   -----------------
During fiscal 1994 the Company adopted the 1993 Stock Option Plan (the "Plan"), and reserved 1,000,000 shares of common stock for issuance under the Plan. Under the Company's incentive and nonqualified stock option plan, incentive stock options can be granted to officers, key employees, directors or consultants of the Company and any subsidiary, entitling them to purchase shares of common stock within one to ten years from the date of grant at option prices equal to or above the fair market value at the date of grant. Nonqualified stock options are generally granted under the same terms. The exercise price for incentive stock options may not be less than the fair market value of the common stock on the date of the grant (or 110% of fair market value in the case of employees or officers holding 10% or more of the total combined voting power of all classes of stock of the Company). The vesting period for the options is determined by the option committee at the time of the grant. The Plan did not permit granting any options after October 28, 2003.

In October 1995, the FASB issued SFAS NO. 123, "Accounting for Stock-Based Compensation." SFAS NO. 123 is effective for periods beginning after December 15, 1995. SFAS NO. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS NO. 123 in 1996 and has applied APB Opinion 25 and related interpretations in accounting for its

                                    Page 15
                              UNITRONIX CORPORATION
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
9. continued

plans. Had compensation costs for the Company's stock-based compensation plan been determined and recognized based on the fair value at the grant dates as calculated in accordance with SFAS NO. 123, the Company's net loss for the years ended June 30, 2004, 2003 and 2002 would have been as follows:

                                      2004          2003          2002
                                      ----          ----          ----
                                    Net Loss      Net Loss      Net Loss
                                    --------      --------      --------
      Reported                    $(188,688)    $(264,648)    $(330,733)
      Pro forma                   $(188,688)    $(264,648)    $(330,733)

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the valuation of the options:

                              June 30, 2004     June 30, 2003     June 30, 2002

    Expected life                 2 years           2 years          2 years
    Expected volatility             150%              150%             150%
    Dividend yield                    0%                0%               0%
    Risk-free interest rate         3.0%              3.5%             4.62%

During the years ended June 30, 2004, 2003 and 2002, options for 275,000, 90,000 and 120,000 shares were granted respectively under the plan. A summary of the status of the Company's stock option plan as of June 30, 2004, 2003, and 2002, and changes during each of the years then ended, is presented below:

                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                              Number of          Price per
                                               Shares               Share
                                              ---------          ---------
Options outstanding at June 30, 2001            355,000              0.125
Options granted                                 120,000              0.200
Options exercised                                     0                -
Options canceled                                 90,000                -
                                                -------
Options outstanding at June 30, 2002            385,000              0.144
Options granted                                  90,000              0.380
Options exercised                                90,000              0.125
Options canceled                                 25,000              0.125
                                                --------
Options outstanding at June 30, 2003            360,000              0.196
Options granted                                 275,000              0.250
Options exercised                                25,000              0.125
Options canceled                                130,000              0.194
                                                --------
Options outstanding at June 30, 2004            480,000              0.226
                                                ========

                              UNITRONIX CORPORATION
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
9. continued

There were 480,000 options exercisable as of June 30, 2004. The following table summarizes information about stock options outstanding at June 30, 2004

              Options Outstanding                        Options Exercisable
   ------------------------------------------------   -----------------------
                         Weighted-
                          Average       Weighted-                Weighted-
                         Remaining       Average                  Average
Exercise     Number     Contractual     Exercise       Number    Exercise
  Price   Outstanding      Life           Price      Exercisable   Price
--------  -----------   -----------     --------     ----------- ----------
$0.125      115,000     0.06 years      $0.125         115,000    $0.125
$0.250      275,000     1.33 years      $0.250         275,000    $0.250
$0.380       90,000     0.36 years      $0.380          90,000    $0.380

No additional options may be granted under the Plan as of June 30, 2004.

10.Operating Segments
   ------------------
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in the Company's financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

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

                              UNITRONIX CORPORATION
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
10. continued

   Reconciliation of Segment Information
   -------------------------------------

                                    2004          2003          2002

                                    ----          ----          ----

Manufacturing Software Licenses
    and Related Services

     Revenue                      $114,139      $184,227      $244,721
     Costs and expenses            102,874       140,428       154,619
                                  --------      --------     ---------
     Income (Loss) for segment      11,265        43,799        90,102

Mineral Exploration Products
    and Services:

     Revenue                           -             -             -
     Costs and expenses                -         102,392       245,677
                                  --------      --------     ---------
     Income for segment                -        (102,392)     (245,677)

Mineral Exploration Activities

     Revenue                           -             -             -
     Costs and expenses            101,484       134,737       111,991
                                  --------      --------     ---------
     (Loss) for segment           (101,484)     (134,737)     (111,991)
                                   -------       -------       -------

Total income (loss) for segments $ (90,219)    $(193,330)    $(211,006)
                                   =======      ========     =========

                              UNITRONIX CORPORATION
                              ---------------------
                    SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                    ---------------------------------------------

Col. A                          Col. B        Col. E     Col. D         Col. E
------                          ------        ------     ------         ------
                              Balance at    Charged to
                               Beginning     Costs and                Balance at
    Description              of Period      Expenses   Deductions* End of Period
    -----------              -----------    ---------- ----------  -------------
Year ended June 30, 2004:
   Allowance for doubtful
        accounts                 $  340       $  -      $     -         $  340

Year ended June 30, 2003:
   Allowance for doubtful
        accounts                 $1,865       $9,630    $(11,155)       $  340

Year ended June 30, 2002:
   Allowance for doubtful
        accounts                    925       24,538     (23,598)        1,865




*(Write-off) recovery of bad debts