Form 10-Q
period 2004-09-30
UNITRONIX CORP
filed 2004-11-12
CIK 835270

Form 10-Q
                         Securities and Exchange Commission
                                Washington, DC 20549


QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2004
                              -------------------------.

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

                                (978) 887-5608
           ---------------------------------------------------
           (Registrant's telephone number, including area code)

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
Yes       X              No
        -----                  -----

Indicate by check mark whether the registrant is an accelerated filer(as
defined in Rule 12b-2 of the Act).   Yes       No   X
                                          ---      ---

There were 9,891,918 shares of common stock, no par value, outstanding at November 1, 2004

                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------
Part I. FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Balance Sheets-
          September 30, 2004 and June 30, 2004                    3

Statements of Income -
       Three Months Ended September 30, 2004 and 2003             4

Statement of Changes in Stockholders' Deficit-
        Three Months Ended September 30, 2004                     5

Statements of Cash Flows -
        Three Months Ended September 30, 2004 and 2003            6

Notes to Financial Statements                                     7

Item 2:

Management's Discussion and Analysis of Results of               12
Operations and Financial Condition for the Three Months
Ended September 30, 2004

Item 4:

Controls and Procedures                                          13

Part II.        OTHER INFORMATION                                13

Signatures                                                       14

                              UNITRONIX CORPORATION
                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                 BALANCE SHEETS
                                                        September 30,
                                                            2004       June 30,
                                                         (Unaudited)   2004 (1)
                                       ASSETS            -----------   --------
CURRENT ASSETS:
      Cash                                                 $ 4,132     $ (1,212)
      Accounts receivable, net of allowance for doubtful
      accounts of $340 at September 30 and June 30, 2004     5,801       14,420
      Prepaid expenses and other current assets              2,047        2,234
                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                  11,980       15,442
Property and equipment, at cost less accumulated
depreciation of $287,187 at September 30 and
June 30, 2004, respectively                                    -            -
Other assets                                                 4,302        4,302
                                                        ----------      -------
TOTAL ASSETS                                               $16,282      $19,744
                                                         =========     ========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Notes payable - related parties                    $ 199,727   $ 122,000
      Notes payable                                          2,075        2,975
      Accounts payable                                     134,569      140,334
      Accrued expenses                                      19,582       19,693
      Deferred revenue                                      15,586       20,916
                                                          --------      -------
      TOTAL CURRENT LIABILITIES                            371,539      305,918
                                                         ---------    ---------

Long-term notes payable - related parties                  159,000      159,000

Long-term debentures, 10% convertible nonvoting;
noncallable, held by related parties, due June 30,
2008                                                     1,073,206    1,047,031

COMMITMENTS AND CONTINGENCIES
Series A preferred stock, $1 par value, 6% convertible
   nonvoting; authorized 1,000,000 shares; 956,728
   issued and outstanding at September 30 and June 30,
   2004, plus undeclared accumulated dividends of
   $229,616 at September 30, and June 30, 2004           1,186,344    1,186,344
STOCKHOLDERS' DEFICIT:
Common stock, no par value; authorized 100,000,000
   shares; 9,891,918 shares issued and outstanding
   at September 30 and June 30, 2004                     3,526,263    3,526,263
Additional paid-in capital                                   3,988        3,988
Accumulated deficit                                     (6,304,058)  (6,208,800)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' DEFICIT                             (2,773,807)  (2,678,549)
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $16,282      $19,744
                                                         =========     ========
(1) Derived from audited financial statements.
    See accompanying notes to financial statements.

                              UNITRONIX CORPORATION

                               STATEMENTS OF INCOME
                                    (Unaudited)


                                            Three Months Ended
                                                September 30,
                                              2004       2003
                                             ------     ------
REVENUE:
     PRAXA software related services        $21,397    $32,079
                                            -------    -------
TOTAL REVENUE                                21,397     32,079
                                            -------    -------
COSTS AND EXPENSES:
     Cost of PRAXA related services          16,033     23,956
     Mineral exploration project expense     63,235     49,007
     General and administrative              11,211     28,633
                                            -------    -------
TOTAL COSTS AND EXPENSES                     90,479    101,596
                                            -------    -------
(LOSS) FROM OPERATIONS                      (69,082)   (69,517)
INTEREST INCOME (EXPENSE), NET              (26,176)   (23,711)
                                            -------    -------
(LOSS) BEFORE INCOME TAXES                  (95,258)   (93,228)
                                            -------    -------
PROVISION FOR INCOME TAXES                       -         -
                                            -------    -------
NET (LOSS)                                 $(95,258)  $(93,228)
                                            =======    =======
Basic and diluted net (loss) per share       $(0.01)    $(0.01)
                                            =======    =======
Shares used in computing basic and
   diluted net (loss) per share           9,891,918  9,836,918
                                            =======    =======



















See notes to financial statements.

                               UNITRONIX CORPORATION

                   STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (Unaudited)

                   For the Three Months Ended September 30, 2004

                         Common Stock
                        --------------   Additional
                      Shares               Paid-in    Accumulated  Stockholders'
                      Issued      Amount   Capital      Deficit       Deficit
                      ------      ------   -------      -------       -------

Balance,
June 30, 2004       9,891,918  $3,526,263   $3,988    $(6,208,800) $(2,678,549)

Net (loss)                                                (95,258)     (95,258)
                    ---------   ---------   ------     ----------   -----------
Balance,
September 30, 2004  9,891,918  $3,526,263   $3,988    $(6,304,058) $(2,773,807)
                    =========   =========   ======     ===========  ===========










See notes to financial statements.

                               UNITRONIX CORPORATION
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                       2004            2003
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                          $(95,258)        $(93,228)

Adjustments to reconcile net income (loss)to net
      cash provided (used) by operating activities:
      Depreciation and amortization                      -                -

Decreases (increases) in operating assets:
      Accounts receivable                              8,619           15,501
      Prepaid expenses and other current assets          187            8,355

Increases (decreases) in operating liabilities:
      Accounts payable                                (5,765)          48,378
      Accrued expenses                                  (111)          (1,689)
      Accrued interest                                   -                -
      Deferred revenue                                (5,330)          (2,157)
                                                     -------          -------
Net cash provided (used) by operating activities     (97,658)         (24,840)
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                       103,902           35,714
      Repayments of borrowings                          (900)             -
                                                     -------          -------
Net cash provided by financing activities            103,002           35,714
                                                     -------          -------

Net increase (decrease) in cash                        5,344           10,874
Cash at beginning of period                           (1,212)           1,306
                                                     -------          -------
Cash at end of period                                 $4,132          $12,180
                                                     =======          =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                            -                -
     Taxes                                               -                -







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

Unitronix Corporation ("the Company") focuses on developing products and serv-ices for the mineral exploration and mining industries and, through two wholly owned subsidiaries, on mineral exploration activities. The mineral exploration products and services business segment consists of the business of the Company's former majority owned subsidiary, Interactive Mining Technologies, LLC, which had partially developed a mineral potential analysis software tool ("the tool"), which the Company continued to develop and test. The Company's mineral explor-ation subsidiaries use the tool to identify mining properties that may be of value for joint ventures or sale. Although marketing of the tool, now named Geo-Sleuth, has not commenced, Unitronix Mining and Exploration ("the Explor-ation Company") staked claims to 143 units in the Sturgeon Lake area of Ontario and an area to the Northwest that Geo-Sleuth identified as meriting further examination.

Five investors, two of which are the Company's major shareholders, were granted an 80% interest in the net income from 82 of the Sturgeon Lake claims and an 80% interest in the ownership of 61 claims staked in an area Northwest of the Sturgeon Lake camp in exchange for loans of $129,000 to the Exploration Company. The funds were used to pay expenses previously incurred in developing and testing Geo-Sleuth, to pay the costs of staking the claims to several of the Sturgeon Lake properties, and to pay for professional services associated with the exploration project. Subsequently, the Company's two major shareholders loaned an additional $30,000 to the Exploration Company to pay the costs of staking 240 additional units that are contiguous to the previously staked units, as recommended by the consulting geologists associated with the exploration project. The shareholders were granted a 75% interest in the 240 units in exchange for the loans. The same two shareholders also provided $122,000 in short term loans to the Exploration Company to fund exploration project activities.

The Company and the Exploration Company have agreements with Noranda Incorp-orated ("Noranda") and Inmet Mining Corporation ("Inmet"), both of which are international mining companies, that allow the Exploration Company to purchase the mineral rights to certain properties that are adjacent to or near the claims staked by the Exploration Company in the Sturgeon Lake camp in 2002. The obligations and rights of the Company and the Exploration Company in satisfying these agreements are more fully delineated in the Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2003, that the Company filed with the U.S. Securities and Exchange Commission

As of April 30, 2004, the Company and the Exploration Company reported to Noranda and Inmet a short fall of required earn-in work expenditures as per the purchase agreements. The agreements required that the Company and the Explor-ation Company complete in the first year at least $500,000 and $100,000 in exploration work on the Noranda and Inmet properties respectively. Because

                              UNITRONIX CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
1. continued

planned winter geophysical and drill testing programs for the properties were not carried out as equipment and personnel were not available, approximate unaudited expenditures of $100,000 and $50,000 were incurred on the Noranda and Inmet projects . Noranda and Inmet have agreed to amend the earn-in purchase obligations and requirements of the agreements to keep the agreements in good standing but still require that final aggregate earn-in work expenditures on or before April 30, 2006, remain at $2,500,000 and $1,000,000 for the Noranda and Inmet property purchases respectively.

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

Unitronix Exploration has also been actively conducting an exploration program on claims staked Northwest of the Sturgeon Lake camp. These properties were staked as a result of findings from the use of the Geo-Sleuth mineral potential analysis tool. To date, management has determined that the program results warrant a significant increase in staking of claims and the optioning of staked claims from two other parties in the area of interest.

The Company has historically been in the business of licensing its PRAXA manu-facturing resource planning software, which operates on VAX and Alpha computers that were previously manufactured by Digital Equipment Corporation and Compaq Computer Corporation, and providing software maintenance, training, consulting and custom programming services in conjunction with the PRAXA software. The Company continues to negotiate with Applied Business Systems regarding the use of PRAXA as the basis for a new system, but on terms that would result in the Company financing the remainder of the development program and retaining a controlling interest in the new product. No guarantee can be given that negot-iations will succeed, that the potential market will warrant the cost of the undertaking or that funds will be available to finance the project. Previous attempts to sell the PRAXA business segment have not succeeded, so the Company will dispose of the business at a future date.

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

The Company has continued to incur losses from operations and has a working capital deficit of $359,559, notes payable to its principal shareholders of $291,000 and convertible debentures payable that mature in 2008 of $1,073,206, as of September 30, 2004. Management believes that additional financing is needed to sustain the Company's operations and repay the notes and the debent-ures. Management also believes that future income from the mining claims owned

                                      8
                              UNITRONIX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
1 continued
by the Exploration Company and the claims that may be purchased from Noranda and Inmet may eventually provide it with the means to generate revenues sufficient to sustain its operations and repay its debt.

The Company plans to raise additional funds from new and existing investors by selling shares in its Unitronix Exploration Company. There can be no assurance that the Company will succeed in obtaining the financing needed to continue its operations. The financial statements do not include any adjustments that might result from these uncertainties.

Footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2004 Annual Report on Form 10-K.

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

                                                     Three Months Ended
                                                        September 30,
                                                    ------------------
                                                      2004        2003
Numerator:                                            ----        ----
  Net (loss)                                      $(95,258)   $(93,228)
  Preferred dividend                                     0           0
                                                  --------     -------
(Loss) available to common shareholders           $(95,258)   $(93,228)
                                                  ========     =======
Denominator:
  Weighted average number of shares issued
   and outstanding                               9,891,918   9,836,918
  Assumed exercise of options reduced by the
   number of shares which would have been pur-
   chased with the proceeds of those options           -           -
  Assumed conversion of preferred stock                -           -
  Assumed conversion of convertible debentures         -           -
                                                 ---------   ---------
Total shares                                     9,891,918   9,836,918
                                                 =========  ==========
Basic and diluted net (loss) per share              $(0.01)     $(0.01)
                                                 =========   =========

                              UNITRONIX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
2. continued

As a result of a net loss for all periods presented, common stock equivalents for the assumed exercise of options and conversion of preferred shares and convertible debentures are not included in the calculation of weighted average shares since their effect would be antidilutive.

The number of stock options and warrants outstanding was 3,837,722, the number of potential shares resulting from the exercise of convertible preferred stock was 956,728 and the number of potential shares resulting from the exercise of convertible debentures was 2,146,412 at September 30, 2004.

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

A summary of the segment information for the three months ended September 30, 2004 and 2003 is presented below.
                                                Three Months Ended
                                                   September 30,
                                                ------------------
                                                 2004        2003
                                                 ----        ----
Manufacturing software licenses
     and related services:
     Revenue                                   $21,397     $32,079
     Costs and expenses                         16,033      23,956
                                              --------     -------
     Income (loss) for segment                   5,364       8,123
                                              --------     -------
Mineral exploration products
     and services:
     Revenue                                       -           -
     Costs and expenses                            -           -
                                              --------     -------
     Income for segment                            -           -
                                              --------     -------
Mineral exploration activities:
     Revenue                                       -           -
     Costs and expenses                         74,446      77,640
                                              --------     -------
     Income for segment                        (74,446)    (77,640)
                                              --------     -------
Total income (loss) for segments              $(69,082)   $(69,517)
                                              ========     =======

                              UNITRONIX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

4. Related Party Transactions
   --------------------------

During the quarter ended September 30, 2004, the Company's major shareholders loaned $10,000 to the Company to fund administrative expenses and the Company's Chief Executive Officer loaned approximately $68,000 to the Exploration Company to fund exploration project activities.

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

FORWARD LOOKING STATEMENTS
--------------------------
In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

RESULTS OF OPERATIONS
---------------------

First Quarter Ended September 30, 2004, Compared to the First Quarter Ended
---------------------------------------------------------------------------
September 30, 2003
------------------

Revenue for the period ended September 30, 2004, decreased by 33% from the like period in 2003. The only revenue realized in both quarterly periods was from PRAXA related services. PRAXA customers are continuing to migrate to more current manufacturing management software, resulting in decreased demand for support services. Management anticipates that this trend will continue as the Company has no plans to enhance the PRAXA software or to develop or acquire another manufacturing software product. The mineral exploration project and the exploration products and services business sectors have not generated any revenue to date, and it cannot be projected with any certainty when and if these business sectors may generate revenue.

The cost of providing the PRAXA related services decreased by 33% from the quarter ended September 30, 2003 to the quarter ended September 30, 2004, which was in line with the decrease in revenue from this sector. No develop-ment costs for the Geo-Sleuth software and no selling expenses were incurred in the first quarter for either year. Mineral exploration project expenses incurred by the Exploration Company increased by 29% from the 2003 period to the 2004 period, because of costs associated with the ongoing exploration activities in the Sturgeon Lake area. General and administrative expenses were 60% lower in the 2004 period than in the 2003 period. The decrease of 11% in total costs and expenses and the 33% decrease in revenues from the period ended September 30, 2003, to the period ended September 30, 2004, resulted in a minor decrease in the loss from operations in the 2004 period.

                          UNITRONIX CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
                                 (continued)

Liquidity and Capital Resources
-------------------------------

As of September 30, 2004, the working capital deficit was $359,559 as compared to a deficit of $290,476 at June 30, 2004. The increased deficit is due to lower accounts receivable and higher notes payable.

Management projects that capital from sources other than operations will be needed to further assess the mineral potential of the properties that the Company's subsidiaries have staked and optioned and may identify in the future as being worthy of further investigation. The Company anticipates raising this capital through the sale of stock in its Unitronix Exploration subsidiary. There can be no assurance that the Company will be able to raise additional funds and failure to do so may have a material adverse impact on the Company's business and operations.

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


                                       Unitronix Corporation
Date: November 12, 2004
                                       By: /s/William C. Wimer
                                           -------------------
                                           William C. Wimer
                                           Vice President of Operations and
                                           Chief Financial Officer