Form 10-Q/A
period 2004-09-30
UNITRONIX CORP
filed 2005-01-10
CIK 835270

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
Yes                      No      X
        -----                  -----

Indicate by check mark whether the registrant is an accelerated filer(as
defined in Rule 12b-2 of the Act).   Yes       No   X
                                          ---      ---

There were 9,891,918 shares of common stock, no par value, outstanding at November 1, 2004

Explanatory Note:

This amendment Number 1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 is being filed to indicate that the registrant has not filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. The interim financial statements accompanying the Form 10-Q for the quarterly period ended September 30, 2004 have not been reviewed by an independent accountant using the professional review standards and procedures. The Company is in the process of retaining a PCAOB registered firm as its auditor. Upon retaining an auditor and completion of their review, the interim financial statements for the three months ended September 30, 2004 will be filed with the SEC.

                            UNITRONIX CORPORATION

                                    INDEX
                                   -------
                                                             Page Number
                                                             -----------

Item 6.  Exhibits and Reports on Form 8-K                         4


Signatures                                                        5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibit Index

Exhibit Number             Description

31.1        Certification required by Rule 13a-14(a).

31.2        Certification required by Rule 13a-14(a).

32 Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.


b) Reports on Form 8-K.

                   None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Unitronix Corporation
Date: January 10, 2005
                                       By: /s/William C. Wimer
                                           -------------------
                                           William C. Wimer
                                           Vice President of Operations and
                                           Chief Financial Officer